Form 10-K
period 2025-02-01
AMERICAN EAGLE OUTFITTERS INC
filed 2025-03-20
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2024 was $3,895,085,181.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 172,514,102 Common Shares were outstanding at March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III herein of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended February 1, 2025.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”) that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately five to 15 American Eagle stores and approximately 25 to 40 Aerie and OFFLINE stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2025;
•
the anticipated selection of approximately 90 to 100 American Eagle and Aerie stores in the United States ("U.S.") and Canada for remodeling during Fiscal 2025;
•
the potential net closure of approximately 15 to 20 American Eagle stores at the expiration of their lease term, primarily in North America, during Fiscal 2025;
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
•
the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions imposed by the U.S., China or other countries), currency exchange rate fluctuations, increasing prices for raw materials, supply chain issues, political instability or other reasons;
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

PART I

Item 1. Business.

Company Overview

American Eagle Outfitters, Inc. (the “Company,” "AEO," “we,” “us,” and “our”) is a leading global specialty retailer with a portfolio of beloved apparel brands. We operate and license nearly 1,500 retail stores worldwide and are online at www.ae.com and www.aerie.com in the U.S. and internationally.

Rooted in optimism, inclusivity, and authenticity, AEO’s brands empower every customer to celebrate their unique personal style. We offer casual, comfortable, timeless outfitting and high-quality products that are made to last under the American Eagle ("AE") brand, and intimates, apparel, activewear, and swim collections under the Aerie and OFFLINE by Aerie brands. We sell directly to consumers through our retail channel, which includes our stores and concession-based shops-within-shops. We operate stores in the U.S., Canada, and Mexico. We also have license agreements with third parties to operate American Eagle and Aerie stores and online marketplace businesses throughout Asia (including India), Europe, Latin America, and the Middle East.

We also operate Todd Snyder New York (“Todd Snyder”), a premium menswear brand; Unsubscribed, which focuses on consciously made, slow fashion; and Quiet Platforms, which primarily serves as AEO's regionalized fulfillment center network while also utilizing excess space to service appropriate third-party customers.

Operating Segments

The Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker's (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure they are presented under the Other caption. Refer to Note 14, Segment Reporting, to the Consolidated Financial Statements included herein for additional information.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2025" refers to the 52-week period that will end on January 31, 2026, “Fiscal 2024” refers to the 52-week period ended February 1, 2025, “Fiscal 2023” refers to the 53-week period ended February 3, 2024, and "Fiscal 2022" refers to the 52-week period ended January 28, 2023.

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

As of February 1, 2025, we operated 829 AE stores. We offer American Eagle products online at www.ae.com.

Aerie

Built on a platform of power, positivity and no photo retouching - inspiring people to love their real selves, Aerie is a fast-growing lifestyle brand offering intimates, apparel, activewear, and swim collections. With the #AerieREAL™ movement, we celebrate our community by promoting positivity, confidence and empowerment. As part of our Real Good promise, we create swimsuits, bras, and underwear with materials made from recycled polyester, recycled nylon fabric or sustainably sourced cotton.

OFFLINE by Aerie offers a complete collection of activewear and accessories made for real movement and real comfort. Built on the success of Aerie's leggings and sports bras, OFFLINE's unique take on an active lifestyle celebrates real life - when some days you feel like you can take on the world and other days you need that extra push to get off the couch. This is activewear for everywhere life takes you. Our Real Good promise extends to the OFFLINE collections with some of our best-selling fleece, leggings and tees made with the planet in mind.

As of February 1, 2025, we operated 318 Aerie brand stand-alone stores, inclusive of 42 OFFLINE stand-alone stores and 39 OFFLINE side-by-side stores connected to an Aerie brand location. Included in the 829 AE brand store count described above, we also operated 183 Aerie side-by-side stores connected to an AE brand location, five locations with an AE brand location, Aerie brand location and OFFLINE connected as one store, and six OFFLINE side-by-side stores connected to an AE brand location. These locations are included within the 829 AE store count described above.

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

As of February 1, 2025, we operated 19 Todd Snyder stores. We offer Todd Snyder products online at www.toddsnyder.com.

Unsubscribed

A truly unique brand offering consciously-made, slow fashion with timeless clothing and accessories, Unsubscribed offers one-of-a-kind vintage pieces that represent socially conscious and ethically produced practices. Each store is a unique experience that respects and highlights the heritage of the space and the surrounding community. We are making wise choices through planet-first practices, emphasizing local makers, natural fibers, and a desire to produce pieces that stand the test of time in both style and quality.

As of February 1, 2025, we operated six Unsubscribed stores. We offer Unsubscribed products online at www.unsubscribed.com.

Key Business Priorities & Strategy

In Fiscal 2025, we continue to be focused on our "Powering Profitable Growth" strategy with the following priorities:

•
Amplify our brands
•
Execute with financial discipline
•
Optimize our operating capabilities

The Company will leverage customer-focused capabilities and continue to strengthen its return on investment ("ROI") discipline, while building on the power of AEO’s people, culture and purpose.

Real Estate

We ended Fiscal 2024 with 1,172 Company-owned stores, and 371 licensed store locations. Our AE brand stores average approximately 7,100 gross square feet and our Aerie brand stand-alone stores, inclusive of OFFLINE stand-alone stores, average approximately 6,200 gross square feet. The weighted-average square footage of our Company-owned stores decreased by 6% to 6.8 million during Fiscal 2024.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the U.S., Canada, and Mexico.

Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included in this Annual Report for additional information regarding impairment charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of February 1, 2025 and February 3, 2024.

	Fiscal Years Ending
	February 1,	February 3,
	2025	2024
AE Brand:
United States	684	696
Canada	72	75
Mexico	73	64
Hong Kong	-	16
Total AE Brand (1)	829	851
Aerie Brand:
United States	273	262
Canada	28	30
Mexico	17	16
Hong Kong	-	2
Total Aerie Brand (2)	318	310
Todd Snyder	19	16
Unsubscribed	6	5
Total Consolidated	1,172	1,182

(1) Includes 183 Aerie side-by-side stores connected to an AE brand location, five locations with AE brand, Aerie brand and OFFLINE connected as one store, and six OFFLINE side-by-side stores connected to an AE brand location.

(2)
Includes 42 OFFLINE stand-alone stores and 39 OFFLINE side-by-side stores connected to an Aerie brand location.

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2024	1,182	49	(59) (1)	1,172
2023	1,175	42	(35)	1,182
2022	1,133	87	(45)	1,175
2021	1,078	103	(48)	1,133
2020	1,095	40	(57)	1,078

(1) Includes 13 Hong Kong locations converted to licensed retail stores in the fourth quarter of Fiscal 2024. Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included in this Annual Report for additional information regarding Hong Kong retail operations.

Licensed Operations

Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets and shop-in-shop concessions and operate online marketplace businesses. As of February 1, 2025, our international licensing partners operated in 371 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

We plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

AEO Direct

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, and our AEO apps, both domestically and internationally in approximately 90 countries. We also sell AE and Aerie brand merchandise on various international online marketplaces. We offer Todd Snyder and Unsubscribed brand products online at www.toddsnyder.com and www.unsubscribed.com, respectively. The digital channels reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing to drive qualified traffic to our site and improving the digital customer experience to drive increased conversion.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our distribution network is fully omni-channel and services both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where the products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home,” which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our apps; “store pick-up,” which consists of online orders being fulfilled either in store or curbside, and “store-to-door” where customers order within our store, and the goods are shipped directly to their home. We are currently evaluating our digital capabilities by using cloud-based technology infrastructure and will enhance these channels with appropriate and reliable machine learning models intended to improve our customer experience.

Customer Loyalty Program

Real Rewards by American Eagle and Aerie™ (the “Program”) is a highly digitized loyalty program available in AEO stores and online at www.ae.com and www.aerie.com. The Program features a variety of engaging benefits for loyalty members and credit card members.

Real Rewards by American Eagle and Aerie™ highlights include:

•
Faster earn rates by level, which equal more rewards;
•
Exclusive access to member promotions, discounts, and experiences;
•
Enhanced shipping perks; and
•
Special card-member discounts and tier benefits.

Under the Program, members accumulate points based on purchase activity and earn rewards by reaching a point threshold. Members earn dollar rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2024, we purchased substantially all of our merchandise from non-North American suppliers. We sourced merchandise through vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

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

Inventory and Distribution

Merchandise is shipped directly from our vendors and deconsolidated to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, our regional distribution centers strategically located throughout the U.S., or our Canadian distribution center in Mississauga, Ontario. Additionally, some products are shipped directly to stores, which reduces transit times and lowers operating costs. We contract with a third-party distribution center in Mexico to service our Company-owned stores and e-commerce operations in the region.

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

Our licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations including the Uyghur Forced Labor Prevention Act, and we are not aware of any violations that could reasonably be expected to have a material adverse effect on our consolidated business or operating results.

Human Capital Management

Our people come first. As of February 1, 2025, we employed approximately 44,000 associates throughout the world, of whom approximately 35,000 were part-time or seasonal associates. We employed approximately 38,000 associates in the U.S., of whom approximately 30,000 were part-time or seasonal associates.

Our values of People, Innovation, Passion, Integrity, and Teamwork are the backbone of our Company and are at the center of every decision, every product and every interaction - they represent the foundation of our Better Together culture. We all have a vital role to play in creating an environment where everyone feels respected and empowered while we continue to grow as a community that promotes individuality and difference.

To evaluate our Better Together culture, we look holistically at all the beliefs, values and behaviors that reflect how our best work is done. We aim to ensure there is alignment between what is espoused and what is practiced. We believe that our consistently strong internal employee satisfaction scores, corporate exit survey data, and other ratings demonstrate the achievement of this goal.

Our culture model is composed of Listening, Observing, Supporting, and Informing:

•
Listening to our associates, customers and candidates through reviews of culture surveys, exit surveys, on-boarding surveys, third-party reporting, LinkedIn responses, and hotline reporting; we also support open door engagement and conduct Company-wide town halls and leader-directed roundtables on a periodic basis.
•
Observing who we are and what our associates are doing by regularly reviewing data that includes retention rates.

•
Supporting a positive Company culture through programs and processes for eligible associates that promote our strong values and address leadership development opportunities, work-life integration, well-being initiatives, fair pay initiatives, family support, and inclusion programs.
•
Informing and clearly communicating our values, modeling the behaviors we expect, and providing training and feedback.

Our Board of Directors (our “Board”) plays an important role in the oversight of our talent and culture and devotes time each quarter to receiving updates from senior management on matters that include employee engagement, turnover and retention rates, talent development, leadership, and succession planning initiatives.

TALENT MANAGEMENT PROGRAMS

We utilize an integrated set of talent management tools and programs, rooted in our values, that thread through the entire talent lifecycle. Consistent talent reviews, performance evaluations, equitable pay practices and succession planning have contributed to a full-time voluntary and mutual turnover rate of approximately 23% for Fiscal 2024, which includes our store associates, as compared to our 25% five year Company average. We support associate development through numerous programs, including AEO Academy, an online training platform that provides eligible associates with continuous learning opportunities. AEO Academy has over 3,000 modules, which in the aggregate were completed 475,000 times during Fiscal 2024. Our focus on associate development led to a full-time promotion rate of approximately 25% for Fiscal 2024 compared to our 24% five year Company average.

IDEA

At AEO, we believe Inclusion, Diversity, Equity & Access (“IDEA”) is a key part of our Better Together culture. Our values are at the center of every decision, product, and interaction. This means aiming to ensure that all people are respected and feel that being their authentic selves will not be a barrier to personal or professional fulfillment and growth. Our mission is to achieve sustainable progress in the pillars of hiring, community, and development through strategic, data-supported, and people-centric action. Our values are at the center of every decision, product, and interaction. This means making sure that all people are respected and feel that being their authentic selves will not be a barrier to personal or professional fulfillment and growth.

We have three IDEA Pillars: Hiring, Community and Development.

Hiring. AEO believes that our differences and individuality make us stronger as an organization. Through continual improvement of hiring processes and the strategic expansion of where we find and cultivate candidates, we believe that we can attract and convert top talent.

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

Development. We believe in equipping our leaders and our associates with the necessary resources to create and maintain an inclusive workplace, investing in the career progression of associates, and developing a pipeline of future and emerging leaders.

During Fiscal 2024 we continued to strengthen AEO through IDEA initiatives, including:

•
Our Structured Hiring process, an opportunity to operationalize a more thoughtful and standardized approach to hiring, and is designed to yield a more accessible and inclusive process.
•
Leveraged partnerships with external organizations such as The Advanced Leadership Institute (TALI), Carnegie Mellon University, and the National Retail Federation to expand the scope and reach of development opportunities, particularly focusing on emerging leaders.
•
The expansion of our Networks and Connection (our Employee Resource Groups) membership further into non-corporate populations allowing for greater associate engagement nationwide. For example, the Real Pride

Network organized and coordinated Pride Month events across the country with local store associates and community-based organizations.
•
Consistent with our goal to strategically expand our sources of talent acquisition, we engaged with organizations and departments within both colleges and universities frequently referred to as predominantly white institutions (PWIs) and historically black colleges and universities (HBCUs), highlighted by closer partnerships with organizations at the University of Pittsburgh, Howard University, Indiana University (Bloomington) and North Carolina Central University.

TOTAL REWARDS

Our compensation programs are designed to attract and retain highly skilled, performance-oriented associates who live our brands and embody our Better Together culture. We focus on delivering simple, straightforward compensation programs that our associates can easily understand. Ensuring that our teams are rewarded for delivering results is a key priority.

We strive to make compensation decisions that are fair and, to this end, regularly evaluate compensation through both an internal and external lens. We focus on internal pay equity and conduct regular benchmarking to ensure competitiveness to the external market.

Our compensation programs include three key elements that deliver a balanced opportunity for both the short and long term:

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

As part of a total compensation strategy, we offer a broad suite of plans and programs to our workforce, understanding that their needs and priorities vary. Subject to the satisfaction of certain eligibility requirements, our full-time associates have access to a variety of medical, dental and vision plan offerings. In the U.S., our largest market, we also offer holistic well-being programs, a 401(k), Employee Stock Purchase Plan, student loan debt support, onsite health care centers in key locations, and paid parental and caregiver leave.

HEALTH AND SAFETY

Our associates, customers, and partners' health, safety, and security are at the forefront of our Company values and operational priorities. We are steadfastly dedicated to a people-first philosophy and commit to comprehensive health, safety, and security programs that permeate every level of our organization.

Our Health and Safety Management Program is engineered to employ proactive strategies in community health monitoring, accident prevention, and thorough associate training, thus ensuring swift and effective responses to any arising issues. This program ingrains safety as a collective responsibility, where management is not only responsible but fully accountable for upholding the high standards established by our company.

By concentrating our efforts on analyzing leading health and safety-related indicators, we proactively address potential risks, aiming to preempt accidents before they occur. We achieve this by observing and coaching our associates' work practices to ensure any unsafe behavior is promptly corrected.

An annual benchmarking and auditing process underscores AEO's commitment to excellence, the results of which are reviewed by our executive management team. We then implement corrective actions to address identified deficiencies, thus reinforcing our safety framework.

Our multi-layered approach to security, bolstered by technology, training regimes, and vigilance, has positioned AEO as a benchmark for safety in our industry.

Our embrace of groundbreaking security technologies is the foundational principle that creates an optimal working and shopping environment at AEO. By employing sophisticated screening techniques for personnel and vehicles and incorporating AI and advanced analytics, we enhance situational awareness and early detection capabilities to identify any security deviations deserving prompt attention.

Additionally, AEO's investment in global risk and threat intelligence reflects our proactive stance on identifying and mitigating potential threats from various sources, including health pandemics, natural disasters, geopolitical shifts, and global conflicts. Our focused risk analysis and proactive communication effectively safeguard our people, products, and property worldwide.

Competition

The global retail apparel industry is highly competitive both in stores and online. We compete with various local, national, and global apparel retailers, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection, and price.

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, AERIE®, OFFLINE BY AERIE® and various eagle designs with the U.S. Patent and Trademark Office. We also have registered or have applied to register substantially all of these trademarks with the registries of the foreign countries in which our stores, e-commerce sites, and/or manufacturers are located and/or where our product is shipped.

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

Information About our Executive Officers

Marisa A. Baldwin, age 54, has served as our Chief Human Resources Officer since September 2021. Prior to joining us, Ms. Baldwin served as Chief Human Resources Officer at Ascena Retail Group/ANN Inc. from November 2019 to May 2021; as Senior Vice President, Human Resources & Corporate Communications (ANN INC.) from 2015 to 2019; and as Vice President, Human Resources, ANN INC. from 2011 to 2015. Prior thereto, Ms. Baldwin served in human resources leadership roles focused on the growth and expansion of Starbucks Corporation and building a culture of inclusion at Diageo North America, Inc.

Jennifer M. Foyle, age 58, has served as our President, Executive Creative Officer – AE and Aerie since June 2021 and as Chief Creative Officer, AEO Inc. and Global Brand President – Aerie from September 2020 to June 2021. Prior thereto she served as our Global Brand President - Aerie since 2015. Ms. Foyle served as Executive Vice President, Chief Merchandising Officer - Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career,

Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Michael A. Mathias, age 50, has served as our Executive Vice President and Chief Financial Officer since April 2020. Prior thereto, he served as Senior Vice President, Financial Planning & Analysis from October 2017 to April 2020, and in various key financial and operational roles since joining us in 1998 through 2014. From 2016 to 2017, Mr. Mathias served as Vice President, Financial Planning and Strategy at General Nutrition Centers, Inc. From 2014 to 2016, he served as President and Managing Partner of SY Ventures.

Jay L. Schottenstein, age 70, has served as our Executive Chairman and Chief Executive Officer since December 2015. Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also has served since March 2005 as Executive Chairman of the Board of Directors of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from March 2005 to April 2009. He has also served as a member of the Board of Directors for Albertsons Companies, Inc. (NYSE: ACI) from 2006 to 2022. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

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

Our corporate governance materials, including our corporate governance guidelines, the charters of our audit, compensation, and nominating governance and corporate social responsibility committees, and our code of ethics may also be found under the Investor Relations section of our website at www.aeo-inc.com. Copies of these corporate governance materials are also available upon written request.

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

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences have had, and could continue to have, a material adverse effect on our business, results of operations and financial condition.

The uncertain state of the global economy continues to impact businesses around the world, including ours. The success of our operations is highly dependent on consumer spending, which can be negatively impacted by economic conditions and other factors that affect disposable consumer income, including income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. A worsening of economic conditions, in particular in the U.S., could adversely affect discretionary consumer spending, which could, in turn, negatively impact our revenues and operating results. In the past, such as during the COVID-19 pandemic, weakness in consumer discretionary spending has led to a decrease in demand for our products and, correspondingly, in our results of operations and financial condition. Declines in consumer spending have and, in the future, may result in decreased demand for our products, increased inventories, lower revenues, higher discounts, pricing pressure and lower gross margins. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising or uncertain interest rates, new or increased tariffs imposed by the U.S. government, supply chain disruptions, recession fears , geopolitical conflicts, such as Russia’s invasion of

Ukraine and the conflict in the Middle East, continue to create a complex and challenging retail environment for us and our customers, and consumers may reduce discretionary spending. If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
During Fiscal 2024, interest rates continued to be volatile, coupled with risks relating to a potential recession, contributed to softness in consumer confidence, which remained below pre-COVID-19 pandemic levels. Additionally, risks relating to a potential recession during Fiscal 2025 remain. Any of these factors could lead to a decrease in consumer spending.
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

The specialty retail apparel business fluctuates according to changes in the economy and consumer preferences and trends, which are dictated by fashion trends and season and may shift quickly. These fluctuations can materially impact our sales and gross margins and are exacerbated by the fact that merchandise is typically ordered well in advance of a selling season. While we work to identify trends for products and product categories, as well as consumer preferences, on an ongoing basis and aim to offer inventory and shopping experiences that meet such trends and preferences, we may not do so effectively and/or on a timely basis. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases.

Our future success depends, in part, upon our ability to anticipate, identify and respond to fashion trends and changing consumer preferences, as well as changes in consumer spending patterns, in a timely manner. Lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to markdowns or write-offs, could negatively impact our ability to achieve or maintain profitability and have a material adverse effect on our business partners. We expect continuously changing fashion-related trends and consumer tastes to influence future demand for our products. Changes in consumer tastes, fashion trends and brand reputation can have an impact on our financial performance. If we or are unable to anticipate and respond to fashion trends and changing consumer demands, and/or if we are unable to maintain a strong brand reputation, our business could suffer.

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

The sale of apparel, accessories, intimates, and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, fast-fashion retailers, local, regional, national, and international department stores; discount stores and online businesses. Competition in the apparel industry is particularly enhanced in the digital marketplace, where there are new entrants in the market, greater pricing pressure and heightened customer expectations and competitive pressure related to, among other things, customer engagement, delivery speed, shipping charges and return privileges. In addition, fast fashion, value fashion and off-price retailers have shifted customer expectations of pricing for well-known brands and have contributed to additional promotional and pricing pressure in recent years. Changing consumer preferences has resulted and may continue to result in new competition for our products. The substantial sales growth in the digital channel within the last several years has increased competition due to new entrants and established competitors, particularly in terms of customer engagement, delivery speed, shipping charges and return privileges. Some of these competitors have robust digital consumer experiences and highly efficient delivery systems. Furthermore, an overall decrease in mall traffic continues to place a greater reliance on the digital channel, which in turn increases competitive risks with respect to digital and online sales.

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
•
Safely evaluating and incorporating new technologies, such as artificial intelligence ("AI"), machine learning, and other relevant innovation.

Additionally, our competitors may outpace us in incorporating new technologies, such as AI, into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. Personal information within any dataset collected from our business for AI purposes may be vulnerable to unauthorized acquisition or access, compromise or loss, which could lead to heightened business and security costs, reputational damage, administrative penalties, significant legal and financial exposure. The content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

In light of the many competitive challenges we face, we may not be able to compete successfully in the future, which may result in lower market share. Additionally, increases in the number of our competitors could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises and results of elections, negative global climate patterns, or other catastrophic events.

Our operations, those of our licensees, our suppliers, or our customers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events, unseasonably warm weather, and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, geopolitical uncertainty, labor unrest, and other political instability (including, without limitation, the ongoing war between Russia and Ukraine and the conflict in the Middle East); negative global climate patterns, especially in water-stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the U.S. or internationally. In particular, these types of events could impact our supply chain from or to the impacted region, our ability or the ability of our licensees or other third parties to operate our stores or websites, or our business as a whole if the impacted region includes our corporate offices, stores, or distribution centers. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and consumers’ perception of our brands. To the extent that any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

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

We have made, and expect to continue to make, significant investments in building our technologies and digital capabilities in three key areas: mobile technology, digital marketing, and the digital customer experience. While we have made significant capital investments in these areas, there is no assurance that we will realize expected returns on those investments or be successful in growing and optimizing digital channels.

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of evolving laws and regulations, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar compromises, AI and machine learning, and disruption of internet service. Changes in U.S. and foreign governmental regulations may also negatively impact our ability to deliver products to our customers through our digital channels. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

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

Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. In Fiscal 2024, digital sales represented 37% of our total revenue. In order to grow and remain competitive, we will need to continue to adapt to future changes in technology, including the development of AI, to address the changing demands of consumers. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations.

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

Our failure to maintain efficient and uninterrupted fulfillment operations could also have a material adverse effect on our results of operations. The satisfaction of consumers who shop online depends on, among other matters, their timely receipt of merchandise that meets their expectations. If we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory, incur significantly higher costs and longer lead times associated with distributing our products to consumers, and cause consumer dissatisfaction. Any of these issues could have a material adverse effect on our operations, financial condition and cash flows.

Failure to define, launch and communicate a brand-relevant customer experience could have a negative impact on our growth and profitability.

We strive to build strong emotional connections with our customers and to enrich the customer experience, including through our loyalty program, Real Rewards by American Eagle and Aerie™, which offers customer incentives including earning points that are converted to reward dollars that can be redeemed on future purchases, in addition to other bonus offers. If our marketing and customer experience programs, including our loyalty program, are unsuccessful, or if our competitors are more effective with their programs than we are, our financial results and profitability may be negatively affected.

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

We continue to pursue additional international expansion initiatives, where appropriate, which include Company-owned stores and stores operated by third parties through licensing arrangements in select international markets. The effect of international expansion arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that a licensee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, our business results and the value of our brand could be negatively impacted.

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

We and our third-party vendors regularly experience cyber-attacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill consumer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. We and our third-party vendors may not anticipate, detect, or prevent all types of attacks until after they have already been launched because the techniques used to obtain unauthorized access are increasingly sophisticated, constantly evolving and may not be known in the market. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in marketplace performance problems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites, and our reputation and market position could be harmed. Existing consumers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

Our international merchandise sourcing strategy subjects us to risks that could adversely impact our business and results of operations.

We design our merchandise, which is manufactured by third-party suppliers worldwide. Because we have a global supply chain, any event that causes the disruption of imports, including the insolvency of a significant supplier, global health crisis, or a major labor dispute including any such actions involving ports, transloaders, consolidators, or shippers, could have an adverse effect on our operations. Given the volatility and risk in the current markets, our reliance on external vendors leaves us subject to certain risks should one or more of these external vendors become insolvent. The financial failure of a key vendor could disrupt our operations and have an adverse effect on our cash flows, results of operations and financial condition.

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

We are also exposed to risks caused by new or ongoing armed conflicts. For example, the ongoing war between Russia and Ukraine and the conflict in the Middle East have caused and continue to cause disruption, instability and volatility in global markets. These conflicts have caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions and inflationary pressures, among other factors.

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

In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. Furthermore, the impact of the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell or procure products could disrupt our operations and have a material adverse effect on our business. In particular, future trade disputes or future phases of trade negotiations with China could lead to the imposition of tariffs that could adversely affect our supply chain and our business. General trade tensions between the U.S. and China have been high. For example, in recent years, the U.S. has imposed significant new tariffs on China related to the importation of certain product categories. A substantial portion of our products are manufactured abroad, including in China. As a result of these tariffs, our cost of goods imported from China increased slightly. The U.S. has proposed additional tariffs on goods shipped from China. These proposed tariffs or other tariffs on goods shipped from China would likely increase the cost of our merchandise and negatively impact our operating results. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. We are working with our current suppliers to mitigate our exposure to current or potential tariffs and seeking opportunities to engage suppliers outside of China, but there can be no assurance that we will be able to offset any increased costs or secure suppliers outside of China. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future.

Furthermore, China or other countries have and may institute future retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our products' manufacturers are located, our inventory levels may be reduced, or the cost of our products may increase.

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

In addition, we require our suppliers to comply with applicable laws, including labor, safety, anti-corruption, human rights, and environmental laws, and to otherwise meet our Vendor Code of Conduct and other industry standards. Our ability to find qualified suppliers who uphold our standards and provide access to products in a timely and efficient manner in the volume we may demand, in compliance with applicable laws, can present a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S.. Further, U.S. foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries and entities, the limitation on the importation of goods containing certain materials from other countries and other factors relating to foreign trade policy are beyond our control and uncertain given the pending elections.

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

Failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations.

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

Operating lease obligations, which consist primarily of future minimum lease commitments related to store operating leases, represent a significant contractual commitment. All of our stores are leased and generally have initial terms of five-10 years. In the future, we may not be able to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.

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

Our success depends to a significant extent upon our ability to attract and retain qualified key personnel, including senior management, and, in particular, Jay Schottenstein, our Executive Chairman and CEO, as well as Jennifer Foyle, our President, Executive Creative Officer - AE and Aerie. Collective or individual changes in our senior management and other key personnel could have an adverse effect on our ability to determine and execute our strategies, which could adversely affect our business and results of operations. There is a high level of competition for senior management and other key personnel, and we cannot be assured we will be able to attract, retain, and develop a sufficient number of qualified senior managers and other key personnel.

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

Increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations.

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

Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or agent of the Company to the Company or the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) action asserting a claim against the Company or any current or former director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or the Company’s Amended and Restated Certificate of Incorporation or Bylaws; (iv) action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware or (v) action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the U.S. of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice-of-forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

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

We are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, taxes, tariffs, competition, privacy, data security, AI, consumer protection, import/export, marketing, pricing, anti-corruption, including the Foreign Corrupt Practices Act, and climate change. Additional legal and regulatory requirements have increased the complexity of the regulatory environment and the cost of compliance. If we fail to comply with these laws, we could become subject to enforcement actions or the imposition of significant fines or penalties, which could harm our operations, our ability to conduct the business and/or our reputation. Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. If these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, contractors, vendors, suppliers, or employees, we could experience delays in shipments or receipt of goods or be subject to fines or other penalties, any of which could adversely affect our business, our financial condition and the mark price of our common stock. Also, changes in laws and regulations could make operating our business more expensive or require us to change the way we do business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Board as a whole has the responsibility for the Company’s risk oversight and management, which includes a focus on cybersecurity risks. To oversee cybersecurity risk at the management level, we employ a Chief Information Security Officer (“CISO”) whose team is responsible for leading our company-wide cybersecurity strategies, policies, standards, architectures, operations, and processes. We have an established an Information Security Program, which is integrated into our overall enterprise risk management system and processes, to assess, identify, and manage material risks from cybersecurity threats. This program is based and built upon, informed by and responsive to industry best practice frameworks such as ISO, NIST, and the Payment Card Industry Data Security Standard. Our program undergoes an internal annual review, conducted by our CISO and internal auditors, as well as third party external review. Additionally, we are a member of an industry cybersecurity intelligence and risk-sharing organization, which enables us to stay informed about developments, trends, and risks in the cybersecurity threat landscape.

As an important component of our overall cybersecurity strategy, we leverage a diverse array of third-party cybersecurity vendors and security firms in different capacities to assess or supplement various aspects of our Information Security Program. Such third parties include a managed security service provider who conducts 24/7/365 cybersecurity monitoring and alerting. We also engage independent security professionals from industry leading firms to perform penetration testing and other security testing and have an array of external experts on retainer (including but not limited to cybersecurity breach counsel, experts in incident response, cyber forensics, and threat intelligence). Additionally, we collaborate with various cybersecurity vendors to conduct annual tabletop exercises and trainings to help fortify our Information Security Program. To elevate cybersecurity education, we supplement internal training with third-party cybersecurity vendors, providing annual security awareness training, quarterly phishing exercises, and ongoing security refreshers and reminders throughout the year.

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

Board Governance and Management

The CISO and designated direct reports meet on a regular basis to discuss pertinent risks, mitigation factors, remediation status, and risk acceptance. Our CISO also serves as our Vice President of Information Security, Disaster Recovery, and Asset Management. He has decades of experience across information technology, information security, and disaster recovery and has received relevant certifications including Certified Information System Auditor (CISA), GIAC Certified Intrusion Analyst (GCIA), GIAC Certified Incident Handler (GCIH), and GIAC Certified Forensic Analyst (GCFA).

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

Additionally, we have established a Cyber Incident Materiality Assessment Committee (“C-MAC”) that is primarily responsible for conducting a materiality assessment of cybersecurity incidents and determining whether it is material for disclosure and reporting purposes in accordance with applicable rules and regulations. This assessment and determination are separate and distinct from evaluating the cyber severity of an incident, which remains within the purview of the CIRP. The C-MAC is composed of various cross-functional senior members of management, including our Chief Financial Officer, Controller and Chief Accounting Officer, Chief Supply Chain and Technology Officer, General Counsel and Chief Compliance Officer, CISO, Senior Vice President of Corporate Communications and Investor Relations, Vice President of Internal Audit and certain key outside advisors. The C-MAC will coordinate with our Disclosure Committee in connection with any requisite disclosures.

The Board's Audit Committee receives regular reports from the CISO on pertinent cyber risks exposures, the status of projects designed to fortify our Information Security Program, metrics on the effectiveness of this program, and the emerging threats in this area. Cyber insurance coverage is reviewed annually with the Audit Committee, as part of our overall risk management process. Furthermore, on at least a quarterly basis or more often as needed, the CISO provides pertinent cybersecurity risk exposures and updates along with various other business units as part of the enterprise risk management report to the Audit Committee. The Audit Committee is responsible for the review and assessment of cybersecurity risk exposures and the steps taken to monitor and control those exposures. Our senior officers have ongoing engagement with the Audit Committee on cybersecurity issues.

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future, and we continue to closely monitor cyber risk. Overall, the Company has implemented tactical processes for assessing, identifying, and managing material risks from cybersecurity threats to the Company, including governance at the Board level and accountability in our executive management for the execution of our cyber risk management strategy and the controls designed to protect our operations. See “Risk Factors—Operational Risks” in Part I, Item 1A of this Annual Report, which should be read in conjunction with this Item 1C, for additional information regarding the Company’s cybersecurity risks.

Item 2. Properties.

We own two buildings in urban Pittsburgh, Pennsylvania that house our corporate headquarters, totaling 336,000 square feet.

We own distribution facilities in Ottawa, Kansas and Hazleton, Pennsylvania, consisting of approximately 1.2 million and 1.0 million square feet, respectively.

We lease approximately 600,000 square feet of office space in New York, New York. Approximately 200,000 square feet of this space will be vacated upon lease expiration in 2026. Approximately 400,000 square feet of this space will be used to relocate our teams, with the associated lease expiring in 2045.

We lease a building in Mississauga, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2028.

Each of the above identified properties is shared by certain of our reportable and operating segments, including American Eagle, Aerie, Todd Snyder and Unsubscribed brands.

We lease regional distribution facilities in six cities throughout the U.S. totaling 2.1 million square feet, with varying terms expiring through 2030. These facilities are used by our Quiet Platforms operating segment, and primarily serve as AEO's regionalized fulfillment centers.

As for our stores, all are leased and generally have initial terms of five to 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

Item 3. Legal Proceedings.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. As of the date of this Annual Report, we believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for Fiscal 2024.

Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NYSE under the symbol “AEO.” As of March 17, 2025, there were 438 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 110,000.

Dividends

A quarterly cash dividend of $0.125 per share was paid in all four quarters of Fiscal 2024, resulting in a dividend yield of 2.4%.

A quarterly cash dividend of $0.10 per share was paid in the first, second, and third quarters of Fiscal 2023. A quarterly cash dividend of $0.125 was paid in the fourth quarter of Fiscal 2023, resulting in a dividend yield of 2.7%.

Subsequent to the fourth quarter of Fiscal 2024, our Board declared a $0.125 per share dividend, payable on April 25, 2025 to stockholders of record at the close of business on April 11, 2025.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 2, 2020 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

Comparison of Cumulative Five Year Total Return
Among American Eagle Outfitters, Inc., the S&P MidCap 400 Index,
and a Peer Group
$200
$150
$100
$50
2/01/20
1/30/21
1/29/22
1/28/23
2/03/24
2/01/25
American Eagle Outfitters, Inc.
S&P MidCap 400 Index
Peer Group

	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
American Eagle Outfitters, Inc.	100.00	158.71	160.44	115.07	156.90	125.01
S&P Mid Cap 400 Index	100.00	118.46	132.18	136.53	146.75	174.39
Peer Group	100.00	114.15	122.01	119.08	139.67	153.49

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2024 Annual Meeting of Stockholders. For Fiscal 2024, this group consisted of the following companies: Abercrombie & Fitch Co.; Burberry Group PLC; Capri Holdings Limited; Express, Inc.; The Gap, Inc.; Guess?, Inc.; Hanesbrands Inc.; Kontoor Brands; Levi Strauss & Co.; lululemon athletica, inc.; PVH CORP.; Ralph Lauren Corporation; Tapestry, Inc.; Under Armour Inc.; Urban Outfitters, Inc; and Victoria's Secret & Co.

Our peer group was updated for Fiscal 2024 to remove Chico's FAS, Inc. in light of its acquisition in January 2024.

Express, Inc. is included through April 2024, when the company filed for Chapter 11 bankruptcy.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the 13 weeks ended February 1, 2025.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares That May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
Month #1 (November 3, 2024 through November 30, 2024)	1,431	18.63	—	24,000,000
Month #2 (December 1, 2024 through January 4, 2025)	1,505,540	17.83	1,500,000	22,500,000
Month #3 (January 5, 2025 through February 1, 2025)	2,000,000	16.27	2,000,000	20,500,000
Total	3,506,971	$16.94	3,500,000	20,500,000
(1)
There were 3.5 million shares repurchased as part of our publicly announced share repurchase program and an aggregate of 6,971 shares were repurchased from employees for the payment of taxes in connection with the vesting of share-based awards during the 13 weeks ended February 1, 2025.
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

This MD&A generally discusses Fiscal 2024 and Fiscal 2023 and provides year-to-year comparisons between Fiscal 2024 and Fiscal 2023. Discussions of Fiscal 2022 and year-to-year comparisons between Fiscal 2023 and Fiscal 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our annual report on Form 10-K for the fiscal year ended February 3, 2024.

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

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources between segments based on adjusted operating income, which is a non-GAAP financial measure. See "Non-GAAP Information" below and and Note 14, Segment Reporting, to the Consolidated Financial Statements included herein for additional information.

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

Operating Income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control selling, general, and administrative ("SG&A") expenses, and our level of capital expenditures.

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

Current Trends and Outlook

Macroeconomic Conditions and Inflation

During Fiscal 2023 and Fiscal 2024, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more operating efficiency initiatives, as described below under "Profit Improvement Program." For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of this Annual Report.

Omni-Channel and Digital Capabilities

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, and our AEO apps, both domestically and internationally in approximately 90 countries. We also sell AE and Aerie brand merchandise on various international online marketplaces. We offer Todd Snyder and Unsubscribed brand products online at www.toddsnyder.com and www.unsubscribed.com, respectively. The digital channels reinforce each particular brand and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Profit Improvement Program

We launched our profit improvement program during Fiscal 2023, which focused on a comprehensive review of our cost structure. Early actions focused on the components of gross margin and contributed to margin expansion in Fiscal 2023. Other significant work streams were identified, actioned and incorporated into our Fiscal 2024 plans. The results of these initiatives, combined with merchandising initiatives embedded in our "Powering Profitable Growth" strategy, yielded gross margin expansion, as well as SG&A and depreciation leverage, resulting in an improved operating profit rate for Fiscal 2024.

Results of Operations

Overview

Fiscal 2024 showed continued progress on our strategic priorities to grow our brands and drive improved profit flow-through. Except as otherwise indicated, all comparisons are to Fiscal 2023.

•
Total net revenue increased $67 million to $5.329 billion compared to $5.262 billion last year.
•
Total comparable sales increased 4%. By brand, American Eagle comparable sales increased 3% and comparable sales for Aerie increased 5%.
•
Gross profit increased 3% to $2.089 billion and increased by 70 basis points to 39.2% as a percentage of revenue. Gross profit increased by 50 basis points when compared to Fiscal 2023 adjusted gross profit.
•
Operating income increased 92% to $427.3 million and increased by 380 basis points to 8.0% as a percentage of total revenue. Adjusted operating income increased 19% to $444.9 million and increased by 120 basis points to 8.3% as a percentage of revenue.
•
Net income increased 94% to $329.4 million and increased by 300 basis points to 6.2% as a percentage of total revenue. Diluted earnings per share increased to $1.68 for Fiscal 2024 compared to $0.86 for Fiscal 2023. Adjusted net income increased 14% to $342.4 million and increased by 70 basis points to 6.4% as a percentage of revenue. Adjusted diluted earnings per share increased to $1.74 for Fiscal 2024 compared to $1.52 for Fiscal 2023.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	Fiscal Years Ending
	February 1, 2025		February 3, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$5,328,652	100.0%	$5,261,770	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	3,239,719	60.8	3,237,192	61.5
Gross profit(1)	2,088,933	39.2	2,024,578	38.5
Selling, general and administrative expenses	1,431,814	26.9	1,433,300	27.2
Impairment and restructuring charges(1)	17,561	0.3	141,695	2.7
Depreciation and amortization expense	212,255	4.0	226,866	4.4
Operating Income(1)	427,303	8.0	222,717	4.2
Interest (income) expense, net	(7,769)	(0.1)	(6,190)	(0.1)
Other income, net	(7,162)	(0.1)	(10,951)	(0.2)
Income before income taxes	$442,234	8.2	$239,858	4.5
Provision for income taxes	112,854	2.0	69,820	1.3
Net Income(1)	$329,380	6.2%	$170,038	3.2%
Diluted net income per common share(1)	$1.68		$0.86

(1) Please see “Non-GAAP Information” below for non-GAAP financial measures.

Comparison of Fiscal 2024 to Fiscal 2023

Total Net Revenue

Total net revenue for Fiscal 2024 increased $67 million to $5.329 billion compared to $5.262 billion for Fiscal 2023. For Fiscal 2024, total comparable sales increased by 4% compared to a 3% increase for Fiscal 2023. Digital revenue increased 5%, driven by increased transaction volume as a result of increased traffic. Store revenue was flat compared to Fiscal 2023.

	Fiscal Years Ending				Increase/(Decrease)
	February 1, 2025		February 3, 2024
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$3,385,231	63.5%	$3,361,579	63.9%	$23,652	1%
Aerie	1,738,414	32.6	1,670,000	31.7	68,414	4
Other	243,907	4.6	489,056	9.3	(245,149)	(50)
Intersegment Eliminations	(38,900)	(0.7)	(258,865)	(4.9)	219,965	(85)
Total net revenue	$5,328,652	100.0%	$5,261,770	100.0%	$66,882	1%

American Eagle. The increase in net revenue was driven by increased digital traffic and transactions in the mid-single digits year-over-year, partially offset by one less week in Fiscal 2024. American Eagle comparable sales increased 3% year-over-year.

Aerie. The increase in net revenue was driven by increased traffic across channels. Aerie comparable sales increased 5% year-over-year.

Other. Net revenue decreased compared to Fiscal 2023 primarily due to planned lower revenue from Quiet Platforms offset by lower intersegment eliminations of this revenue (net reduction of $25 million) due to our shift in strategy to improve business profitability.

Gross Profit

	Fiscal Years Ending		Increase/(Decrease)
	February 1, 2025	February 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$2,088,933	$2,024,578	$64,355	3%
Gross Margin	39.2%	38.5%	70 basis points

The increase in gross profit was driven by an increase of $51 million in merchandise margin due to increased net revenue from American Eagle and Aerie, partially offset by a $24 million increase in markdowns year-over-year.

Buying, occupancy, and warehousing costs were relatively flat year-over-year, but improved 20 basis points as a percentage of revenue, driven by rent and delivery expense leverage.

Additionally, Fiscal 2023's gross profit included $11 million of inventory write-down charges related to restructuring our international operations (refer to the “Impairment, Restructuring and Other Charges” caption below for additional information).

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs, in cost of sales, and others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A expenses. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General, and Administrative Expenses

	Fiscal Years Ending		Increase/(Decrease)
	February 1, 2025	February 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,431,814	$1,433,300	$(1,486)	0%
Selling, general and administrative expenses as a percentage of net revenue	26.9%	27.2%	30 basis points

SG&A expenses decreased $1 million year-over-year, and improved 30 basis points as a percentage of revenue. The decrease was primarily related to lower corporate compensation costs, including a $24 million reduction in performance-based incentive compensation year-over-year, partially offset by an increase of $20 million in advertising expense.

Impairment, Restructuring and Other Charges

Fiscal Year Ended
February 1,
(In thousands)	2025
Corporate restructuring costs	10,729
Hong Kong retail operations impairment and restructuring costs	6,832
Total impairment, restructuring and other charges	$17,561
Impairment, restructuring and other charges as a percentage of net revenue	0.3%

For Fiscal 2024, we recorded $10.7 million of employee severance related to corporate restructuring, and $6.8 million of impairment and restructuring costs due to the sale of our Hong Kong retail operations.

Fiscal Year Ended
February 3,
(In thousands)	2024
Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges(1)	$119,572
International impairment and restructuring costs(2)	10,882
Corporate impairment and restructuring charges(3)	11,241
Impairment, restructuring and other charges	$141,695
Impairment, restructuring and other charges as a percentage of net revenue	2.7%

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

(2)
For Fiscal 2023, we recorded $10.9 million of costs related to exiting the Japan market, including the closure of all four stores in January 2024, as well as impairment related to our Hong Kong retail operations. Of this amount, $4.7 million related to Japan right-of-use ("ROU") assets, $3.6 million of Japan store property and equipment, $1.3 million of Hong Kong store ROU assets, and $1.3 million of employee severance. All impairments were recorded due to insufficient prospective cash flows to support the asset value. Additionally, we recorded $11.0 million of inventory write-down charges related to restructuring our international operations, which was recorded separately in Cost of Sales. Refer to the "Gross Profit" caption above for additional information.

(3)
For Fiscal 2023, we recorded charges of $11.2 million, consisting of $6.0 million of employee severance related to corporate realignment and asset impairment of $5.2 million of investments related to further strategic business changes.

Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included in this Annual Report for additional information.

Depreciation and Amortization Expense

	Fiscal Years Ending		Increase/(Decrease)
	February 1,	February 3,
	2025	2024
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$74,220	$77,195	$(2,975)	(4)%
Aerie	59,097	61,249	(2,152)	(4)
Other	78,938	88,422	(9,484)	(11)
Total depreciation and amortization expense	$212,255	$226,866	$(14,611)	(6)%
Total depreciation and amortization expense as a percentage of net revenue	4.0%	4.4%	40 basis points

The decrease in depreciation and amortization expense was primarily driven by prior year impairments of definite-lived tangible and intangible assets of Quiet Platforms.

Operating Income

	Fiscal Years Ending				Increase/(Decrease)
	February 1, 2025		February 3, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$606,507	11.4%	$599,796	11.3%	$6,711	1%
Aerie	315,845	5.9	275,862	5.2	39,983	14
Other	(53,722)	(1.0)	(36,124)	(0.7)	(17,598)	49
General corporate expenses	(423,767)		(464,172)		40,405
Impairment, restructuring, and other charges	(17,561)		(152,645)		135,084
Total Operating Income	$427,303	8.0%	$222,717	4.2%	$204,586	92%

The increase in total operating income was primarily driven by higher gross profit, and lower depreciation and amortization expense, as well as a $135 million reduction in impairment, restructuring, and other charges during Fiscal 2024.

American Eagle. The increase was primarily the result of the 1% increase in total net revenue discussed above, leading to the $2 million increase in gross profit driven by an increase in merchandise margin and decreased buying, occupancy, and warehousing costs. The increase was further driven by a decrease in SG&A expenses of $2 million, and a decrease in depreciation and amortization expense of $3 million to arrive at the $7 million increase in operating income.

Aerie. The increase was primarily the result of the 4% increase in total net revenue discussed above, leading to a $60 million increase in gross profit driven by a $47 million increase in merchandise margin and a $14 million decrease in buying, occupancy, and warehousing costs. This increase was partially offset by an increase in SG&A expenses of $22 million, primarily driven by store compensation, to arrive at the $40 increase in operating income.

Other. The increase in expense was primarily due to decreased margin from emerging brands.

General Corporate Expenses. The decrease in expense was primarily due to a $20 million decrease in performance-based incentives and other compensation, a $9 million decrease in rent, and a $7 million decrease in depreciation and amortization expense.

Interest (Income), Net

	Fiscal Years Ending		Increase/(Decrease)
	February 1,	February 3,
	2025	2024
	(In thousands)		(In thousands)	(Percentage)
Interest (income), net	$(7,769)	$(6,190)	$1,579	(26)%
Interest (income), as a percentage of net revenue	(0.1)%	(0.1)%	-

The increase in interest (income), net was primarily attributable to increased interest income on deposits, no borrowings on our Credit Facility (as defined below), and the elimination of convertible note interest expense on the 2025 Notes (as defined below) due to their early redemption during Fiscal 2023.

Other (Income), Net

	Fiscal Years Ending		Increase/(Decrease)
	February 1,	February 3,
	2025	2024
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(7,162)	$(10,951)	$(3,789)	(35)%
Other (income), net as a percentage of net revenue	(0.1)%	(0.2)%	10 basis points

The decrease in other (income), net was primarily attributable to foreign currency fluctuations.

Income Taxes

	Fiscal Years Ending		Increase/(Decrease)
	February 1,	February 3,
	2025	2024
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$112,854	$69,820	$43,034	62%
Provision for income taxes as a percentage of net revenue	2.0%	1.3%	-70 basis points

Effective tax rate	25.5%	29.1%

The effective income tax rate was 25.5% for Fiscal 2024, compared to an effective income tax rate of 29.1% for Fiscal 2023.The lower effective income tax rate in Fiscal 2024 was primarily driven by changes in non-deductible executive compensation and non-deductible goodwill impairment charge, partially offset by international provisions of the Tax Cut and Jobs Act of 2017 (the "Tax Act") and federal credits. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates.

The Organization for Economic Cooperation and Development ("OECD") Global Anti-Base Erosion Pillar Two minimum tax rules, also referred to as "Pillar Two", are intended to apply to tax years beginning in 2024 and generally provide for a minimum effective tax rate of 15%. While the U.S. has not enacted legislation to adopt Pillar Two and it is uncertain if it will do so in the future, certain countries in which we operate have enacted such legislation, and other countries are in the process of doing so. We considered the applicable tax laws in relevant jurisdictions and concluded there is no material effect on our effective tax rate or our consolidated results of operation, financial position, and cash flows for the year ended February 1, 2025. The Company will continue to evaluate the potential effect of Pillar Two on future reporting periods.

Refer to Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, to the Consolidated Financial Statements included herein for additional information regarding our accounting for income taxes.

Net Income

	Fiscal Years Ending		Increase/(Decrease)
	February 1,	February 3,
	2025	2024
	(In thousands)		(In thousands)	(Percentage)
Net income	$329,380	$170,038	$159,342	94%
Net income as a percentage of net revenue	6.2%	3.2%	300 basis points

The change in net income was attributable to the factors described above.

Net income per diluted share for Fiscal 2024 was $1.68, which includes $17.6 million ($0.06 per diluted share) of pre-tax impairment, restructuring and other charges. Refer to “Non-GAAP information” below for additional detail.

Net income per diluted share for Fiscal 2023 was $0.86, which includes $152.6 million ($0.66 per diluted share) of pre-tax impairment, restructuring and other charges. Refer to “Non-GAAP information” below for additional detail.

Non-GAAP Information

This Results of Operations section contains gross profit, operating income, net income and net income per diluted share presented on a non-GAAP basis, which are non-GAAP financial measures (“non-GAAP” or “adjusted”). These financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above for Fiscal 2024:

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	Fiscal Year Ended
	February 1, 2025
	Operating Income	Income Tax Expense	Effective Tax Rate	Net Income	Earnings per Diluted Share
GAAP Basis	$427,303	$112,854	25.5%	$329,380	$1.68
% of Revenue	8.0%			6.2%

Add: Impairment, restructuring and other charges (1)	$17,561			$12,983	$0.06

Tax effect of the above (2)		$4,577

Non-GAAP Basis	$444,864	$117,431	25.5%	$342,363	$1.74
% of Revenue	8.3%			6.4%

(1) Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax provision calculated on a GAAP basis and on a non-GAAP basis.

The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above for Fiscal 2023:

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	Fiscal Year Ended
	February 3, 2024
	Gross Profit (1)	Operating Income (1) (2)	Income Tax Expense	Effective Tax Rate	Net Income	Earnings per Diluted Share
GAAP Basis	$2,024,578	$222,717	$69,820	29.1%	$170,038	$0.86
% of Revenue	38.5%	4.2%			3.2%

Add: Impairment, restructuring and other charges	$10,950	$152,645			$129,875	$0.66

Tax effect of the above (3)			$22,770	(5.5)%

Non-GAAP Basis	$2,035,528	$375,362	$92,590	23.6%	$299,913	$1.52
% of Revenue	38.7%	7.1%			5.7%

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). The 2025 Notes were fully redeemed during Fiscal 2023. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information regarding our long-term debt.

We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

February 1, 2025

Working capital, in thousands	$471,575
Current Ratio	1.53

The following table sets forth net cash flows in operating, investing, and financing activities for Fiscal 2024 and 2023:

	Fiscal Years Ending		(Decrease)/Increase
	February 1,	February 3,
	2025	2024
	(In thousands)
Total cash provided by (used for):
Operating activities	$476.8	$580.7	$(103.9)
Investing activities	(217.5)	(287.4)	69.9
Financing activities	(301.9)	(109.5)	(192.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.5)	0.1	(2.6)
(Decrease) increase in cash and cash equivalents	$(45.1)	$183.9	$(229.0)

Cash Flows Provided by Operating Activities

For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for Fiscal 2024 primarily consisted of capital expenditures for property and equipment. Investing activities in Fiscal 2023 primarily consisted of capital expenditures for property and equipment and the purchase of available-for-sale securities. For further information on capital expenditures, refer to “Capital Expenditures for Property and Equipment” caption below.

Cash Flows Used for Financing Activities

During Fiscal 2024, cash used for financing activities consisted primarily of $190.9 million, including commissions and excise taxes, used to repurchase common stock under our publicly announced programs, and $96.5 million for cash dividends paid at a quarterly rate of $0.125 for all four quarters of Fiscal 2024.

During Fiscal 2023, cash used for financing activities consisted primarily of $83.8 million of dividend payments paid at a quarterly rate of $0.10 per share for the first three quarters of Fiscal 2023, and $0.125 for the fourth quarter of Fiscal 2023 and $20.3 million, including commissions, used to repurchase common stock under our publicly announced programs.

Cash returned to shareholders through dividends and share repurchases was $287.4 million and $104.1 million in Fiscal 2024 and Fiscal 2023, respectively.

Capital Expenditures for Property and Equipment

For Fiscal 2024, capital expenditures totaled $222.5 million. See below for a breakdown of expenditures:

	Fiscal Years Ending		Increase/(Decrease)
	February 1,	February 3,
	2025	2024
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$131,938	$87,625	$44,313	51%
Information technology initiatives	51,399	57,355	(5,956)	(10)
Supply chain infrastructure	17,923	27,616	(9,693)	(35)
Other home office projects	21,279	1,841	19,438	1056
Capital Expenditures	$222,539	$174,437	$48,102	28%

For Fiscal 2025, we expect capital expenditures to be approximately $300 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in Fiscal 2024 and Fiscal 2023:

	Fiscal Years Ending
	February 1, 2025		February 3, 2024
	New Stores	Remodels	New Stores	Remodels
American Eagle(1)	22	46	18	27
Aerie(2)	22	5	17	3
Todd Snyder	4	-	6	-
Unsubscribed	1	-	1	-
Total stores	49	51	42	30

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

As of February 1, 2025, we were in compliance with the terms of the Credit Agreement and had $12 million outstanding in stand-by letters of credit.

Share Repurchases

On February 1, 2024, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2029. During Fiscal 2024, there were 9.5 million shares repurchased under this authorization.

During Fiscal 2023, there were 1.0 million shares repurchased as part of our publicly announced share repurchase program.

Dividends

Dividends are disclosed in Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that may affect the reported consolidated financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

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

Impairment of long-lived assets. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate the value of leasehold improvements, store fixtures, and operating lease ROU assets associated with retail stores. We evaluate long-lived assets for impairment at the individual retail store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income (loss) in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Recent accounting pronouncements the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein.

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

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $25 million to $30 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. An unrealized loss of $40.0 million is included in accumulated other comprehensive loss as of February 1, 2025. This is primarily related to the fluctuations of the U.S. dollar to Mexican peso and US dollar to Canadian dollar exchange rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2025 expressed an unqualified opinion thereon.

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

Retail Store Long-Lived Asset Impairment
Description of the Matter

As more fully described in Notes 2 and 9 to the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (store fixtures, leasehold improvements, and operating lease right-of-use assets) at the individual retail store level, which is the lowest level at which individual cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those store assets are less than their carrying amounts. When this is the case, the Company compares the estimated fair value of the respective retail store assets to its carrying value. If fair value is less than carrying value, an impairment loss is recorded for the difference.

Auditing the Company’s impairment analysis includes certain assumptions, such as market rent estimates used in the determination of fair value. Market rent estimates include inherent uncertainties as they are affected by expectations by future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes over the identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by retail stores with indicators of impairment and the determination of the fair value.

Our testing of the Company’s retail store impairment analyses included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Furthermore, we assessed the assumptions applied by management in these analyses, particularly the market rent assumption mentioned earlier that was utilized to estimate fair value. For the market rent assumption, we assessed the reasonableness by comparing to market data and we conducted sensitivity analyses to determine the extent of fair value changes required for an impairment to be recognized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 20, 2025

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	Fiscal Years Ending
	February 1,	February 3,
(In thousands, except per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$308,962	$354,094
Short-term investments	50,000	100,000
Merchandise inventory	636,655	640,662
Accounts receivable, net	262,365	247,934
Prepaid expenses	76,088	65,082
Other current assets	20,161	25,578
Total current assets	1,354,231	1,433,350
Operating lease right-of-use assets	1,295,400	1,005,293
Property and equipment, at cost, net of accumulated depreciation	751,264	713,336
Goodwill, net	225,079	225,303
Non-current deferred income taxes	68,158	82,064
Intangible assets, net	42,449	46,109
Other assets	94,194	52,454
Total assets	$3,830,775	$3,557,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$280,712	$268,308
Current portion of operating lease liabilities	313,034	284,508
Accrued compensation and payroll taxes	113,388	152,353
Unredeemed gift cards and gift certificates	70,094	66,285
Accrued income and other taxes	30,677	46,114
Other current liabilities and accrued expenses	74,751	73,604
Total current liabilities	882,656	891,172
Non-current liabilities:
Non-current operating lease liabilities	1,133,296	901,122
Other non-current liabilities	47,963	28,856
Total non-current liabilities	1,181,259	929,978
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 188,618 and 196,936 shares outstanding, respectively	2,496	2,496
Contributed capital	365,845	360,378
Accumulated other comprehensive loss	(56,390)	(16,410)
Retained earnings	2,456,063	2,214,159
Treasury stock, 60,948 and 52,630 shares, respectively, at cost	(1,001,154)	(823,864)
Total stockholders' equity	1,766,860	1,736,759
Total liabilities and stockholders’ equity	$3,830,775	$3,557,909

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands, except per share amounts)	2025	2024	2023
Total net revenue	$5,328,652	$5,261,770	$4,989,833
Cost of sales, including certain buying, occupancy and warehousing expenses	$3,239,719	3,237,192	3,244,585
Gross profit	2,088,933	2,024,578	1,745,248
Selling, general and administrative expenses	1,431,814	1,433,300	1,269,095
Impairment, restructuring and other charges	17,561	141,695	22,209
Depreciation and amortization expense	212,255	226,866	206,897
Operating income	$427,303	$222,717	$247,047
Debt-related charges	—	—	64,721
Interest (income) expense, net	(7,769)	(6,190)	14,297
Other (income), net	(7,162)	(10,951)	(10,465)
Income before income taxes	442,234	239,858	178,494
Provision for income taxes	112,854	69,820	53,358
Net income	$329,380	$170,038	$125,136

Basic net income per common share	$1.71	$0.87	$0.69

Diluted net income per common share	$1.68	$0.86	$0.64

Weighted average common shares outstanding - basic	193,056	195,646	181,778
Weighted average common shares outstanding - diluted	196,412	196,863	205,226

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Net income	329,380	170,038	125,136
Other comprehensive (loss) gain
Foreign currency translation (loss) gain	(39,980)	16,220	8,215
Other comprehensive (loss) gain	(39,980)	16,220	8,215
Comprehensive income	$289,400	$186,258	$133,351

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding(1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock(2)	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	38,148	—	—	—	38,148
Repurchase of common stock from employees	(584)	—	—	—	(9,780)	—	(9,780)
Reissuance of treasury stock	1,643	—	(24,642)	(1,624)	27,865	—	1,599
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	42,329	—	(244,198)	(142,737)	710,417	—	323,482
Net income	—	—	—	125,136	—	—	125,136
Other comprehensive income	—	—	—	—	—	8,215	8,215
Cash dividends and dividend equivalents ($0.360 per share)	—	—	1,484	(66,251)	—	—	(64,767)
Contributions from non-controlling interests	—	—	2,314	—	—	—	2,314
Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	50,445	—	—	—	50,445
Repurchase of common stock as part of publicly announced programs	(1,000)	—	—	—	(20,261)	—	(20,261)
Repurchase of common stock from employees	(766)	—	—	—	(10,666)	—	(10,666)
Reissuance of treasury stock	2,539	—	(28,038)	(4,936)	39,559	—	6,585
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	170,038	—	—	170,038
Other comprehensive income	—	—	—	—	—	16,220	16,220
Cash dividends and dividend equivalents ($0.425 per share)	—	—	2,107	(85,932)	—	—	(83,825)
Contributions from non-controlling interests	—	—	370	—	—	—	370
Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	39,006	—	—	—	39,006
Repurchase of common stock as part of publicly announced programs, including excise tax	(9,500)	—	—	—	(190,912)	—	(190,912)
Repurchase of common stock from employees	(557)	—	—	—	(13,769)	—	(13,769)
Reissuance of treasury stock	1,739	—	(36,435)	11,329	27,391	—	2,285
Net income	—	—	—	329,380	—	—	329,380
Other comprehensive income	—	—	—	—	—	(39,980)	(39,980)
Cash dividends and dividend equivalents ($0.500 per share)	—	—	2,350	(98,805)	—	—	(96,455)
Contributions from non-controlling interests	—	—	546	—	—	—	546
Balance at February 1, 2025	188,618	$2,496	$365,845	$2,456,063	$(1,001,154)	$(56,390)	$1,766,860

(1)
600,000 authorized, 249,566 issued and 188,618 outstanding, $0.01 par value common stock at February 1, 2025; 600,000 authorized, 249,566 issued and 196,936 outstanding, $0.01 par value common stock at February 3, 2024; 600,000 authorized, 249,566 issued and 195,064 outstanding, $0.01 par value common stock at January 28, 2023. The Company has 5,000 authorized, with no issued or outstanding, $0.01 par value preferred stock for all periods presented.
(2)
60,948 shares, 52,630 shares, and 54,502 shares at February 1, 2025, February 3, 2024, and January 28, 2023 respectively. During Fiscal 2024, Fiscal 2023, and Fiscal 2022, 1,739 shares, 2,539 shares, and 1,643 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Operating activities:
Net income	$329,380	$170,038	$125,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,525	235,213	212,499
Share-based compensation	39,606	51,067	38,986
Deferred income taxes	9,748	(43,456)	31,049
Impairment of assets	6,353	116,365	20,633
Exchange of convertible senior notes	—	—	60,341
Changes in assets and liabilities:
Accounts receivable	(15,629)	(5,820)	43,851
Merchandise inventory	(21,363)	(46,304)	(38,364)
Operating lease assets	251,204	230,659	345,798
Operating lease liabilities	(280,036)	(326,571)	(361,142)
Other assets	(30,354)	17,473	26,280
Accounts payable	15,907	33,432	2,019
Accrued compensation and payroll taxes	(38,050)	100,223	(90,114)
Accrued and other liabilities	(10,493)	48,391	(10,676)
Net cash provided by operating activities	476,798	580,710	406,296
Investing activities:
Capital expenditures for property and equipment	(222,538)	(174,437)	(260,378)
Sale of available-for-sale investments	100,000	—	—
Purchase of available-for-sale investments	(50,000)	(100,000)	—
Purchase of equity method investment	(35,000)	—	—
Other investing activities	(9,972)	(12,995)	(997)
Net cash (used for) investing activities	(217,510)	(287,432)	(261,375)
Financing activities:
Accelerated share repurchase	—	—	(200,000)
Principal paid in connection with exchange of convertible senior notes due 2025	—	—	(136,419)
Cash dividends paid	(96,455)	(83,825)	(64,767)
Repurchase of common stock as part of publicly announced programs	(190,912)	(10,666)	(9,780)
Repurchase of common stock from employees	(13,769)	(20,261)	—
Net proceeds from stock options exercised	3,841	7,646	2,089
Proceeds from revolving line of credit	—	30,000	—
Principal payments on revolving line of credit	—	(30,000)	—
Other financing activities	(4,614)	(2,368)	984
Net cash (used for) financing activities	(301,909)	(109,474)	(407,893)
Effect of exchange rates on cash	(2,511)	81	(1,589)
Net change in cash and cash equivalents	(45,132)	183,885	(264,561)
Cash and cash equivalents - beginning of period	$354,094	$170,209	$434,770
Cash and cash equivalents - end of period	308,962	354,094	170,209

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended February 1, 2025

1. Business Operations

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Todd Snyder New York (“Todd Snyder”), a premium menswear brand, and Unsubscribed, which focuses on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates nearly 1,500 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.wcom and more than 300 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to approximately 90 countries worldwide.

AEO Direct reinforces each particular brand platform and is designed to complement the in-store experience. We offer the ability for customers to return products seamlessly via any channel regardless of where products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home,” which can be fulfilled either through our distribution centers or our store sites (buy online, ship from stores) when purchased online or through our app; and “store pick-up,” which consists of online orders being fulfilled either in store or curbside, and we offer “store-to-door” capability where customers order within our store, and the goods are shipped directly to their home.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At February 1, 2025, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2025" refers to the 52 week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. “Fiscal 2023” refers to the 53-week period ended February 3, 2024. “Fiscal 2022” refers to the 52-week period ended January 28, 2023.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the accounting for convertible debt instruments. The new guidance eliminates two of the three models in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share (“EPS”) calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 effective January 30, 2022 under the modified retrospective method.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires that segment expenses deemed significant to the chief operating decision maker (CODM) typically incorporated in measuring profit or loss of the segment should be disclosed. The guidance also requires that the difference between segment revenues and these significant segment expenses is disclosed. Any annually disclosed segment information is now required to be reported in interim periods as well. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Public entities are required to apply the amendment retrospectively to prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective for its Fiscal year 2024 and for the interim periods beginning in Fiscal 2025.

Refer to Note 14, Segment Reporting, to the Consolidated Financial Statements for additional information regarding Segment Reporting.

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

Refer to Note 13, Income Taxes, to the Consolidated Financial Statements for additional information regarding Income Taxes.

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

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Refer to Note 10, Accumulated Other Comprehensive Loss, to the Consolidated Financial Statements for information regarding accumulated other comprehensive income (loss).

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments classified as available-for-sale include certificates of deposit with an original maturity greater than three months, but less than one year.

Refer to Note 3, Cash and Cash Equivalents and Short-term Investments, to the Consolidated Financial Statements for information regarding cash and cash equivalents, and short-term investments.

Accounts Receivable

The Company's receivables are primarily generated from product sales and royalties from our licensees. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions and reasonable forecasts. For Fiscal 2024, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of February 1, 2025 and February 3, 2024, our allowance for credit losses was $8.9 million and $12.7 million, respectively.

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

As of February 1, 2025, the weighted average remaining useful life of our assets was approximately six years.

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

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. The significant assumptions used in our fair value analysis are forecasted revenue and market rent. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our consolidated operating results could be adversely affected.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 6, Property and Equipment, Net, to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2024, Fiscal 2023, and Fiscal 2022.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisitions of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 1, 2025. No indicators of impairment were present during Fiscal 2024 or Fiscal 2022. In Fiscal 2023, the Company concluded that the goodwill assigned to the Quiet Platforms reporting unit was impaired, resulting in a charge of $39.6 million recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations, due to insufficient prospective cash flows to support the carrying value of the business. Significant, subjective assumptions used in the Company's fair value estimate included forecasted cost of sales, forecasted operating expense and discount rate.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during Fiscal 2024 or Fiscal 2022. During Fiscal 2023, the Company recorded a $40.5 million impairment charge within impairment, restructuring, and other charges on the Consolidated Statements of Operations, related to the definite-lived intangible assets of Quiet Platforms, due to insufficient prospective cash flows to support the carrying value of the assets.

Refer to Note 7, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets and refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2023.

Equity Method Investments

During Fiscal 2024, the Company entered into a Limited Partnership Agreement of ACON Apparel Investors, L.P. (the "Fund"), with ACON Apparel GenPar, LLC. ("ACON") as the general partner. The Company paid $35.0 million for a 20% interest for its limited partner position in the Fund, which is recorded in Other Assets in the Consolidated Balance Sheet.

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

Refer to Note 9, Leases, to the Consolidated Financial Statements for additional information.

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

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Beginning balance	$10,766	$10,369	$9,168
Returns	(161,891)	(161,833)	(150,987)
Provisions	160,801	162,230	152,188
Ending balance	$9,676	$10,766	$10,369

The presentation on a gross basis consists of a separate right of return asset and liability. These amounts are recorded within (i) prepaid expenses and other and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Long-Term Debt

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). In accordance with ASU 2020-06, the 2025 Notes were accounted for as a single balance in long-term debt beginning in Fiscal 2022, throughout their final redemption in Fiscal 2023.

In June 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires on June 24, 2027.

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding Long-Term Debt.

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

Refer to Note 13, Income Taxes, to the Consolidated Financial Statements for additional information.

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

The Company defers a portion of the sales revenue attributed to loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to “Customer Loyalty Program” above for additional information.

Revenue associated with Quiet Platforms is recognized as the services are performed.

Cost of Sales, Including Certain Buying, Occupancy, and Warehousing Expenses

Cost of sales consists of merchandise costs, including design costs, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”); Quiet Platforms' costs to service its customers; and buying, occupancy and warehousing costs and services.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of February 1, 2025, the Company had prepaid advertising costs of $12.1 million. As of February 3, 2024, the Company had prepaid advertising expense of $7.6 million. All other advertising costs are expensed as incurred. The Company recognized $206.3 million, $186.9 million, and $175.2 million in advertising expense during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies, and payroll expenses. These costs are expensed as incurred.

Debt-Related Charges

There were no debt related charges in Fiscal 2024 or Fiscal 2023. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding the 2025 Notes.

Interest (Income) Expense, Net

Interest (income) expense, net primarily consists of interest income from cash and cash equivalents and short-term investments.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid (received) during the respective periods:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Cash paid (received) during the periods for:
Income taxes	$139,777	$31,440	$(22,109)
Interest	$1,592	$2,494	$15,435

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our CODM's (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information regarding the Company’s segment and geographic information, refer to Note 14, Segment Reporting, to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market value of our cash, cash equivalents, and short-term investments, which are recorded on the Consolidated Balance Sheets:

	Fiscal Years Ending
	February 1,	February 3,
(In thousands)	2025	2024
Cash and cash equivalents:
Cash	$150,053	$162,279
Interest-bearing deposits	$158,909	$191,815
Total cash and cash equivalents	$308,962	$354,094
Short-term investments:
Certificates of deposits	$50,000	$100,000
Total short-term investments	$50,000	$100,000
Total cash and short-term investments	$358,962	$454,094

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

The Company’s cash equivalents and short-term investments are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented. Refer to Note 3, Cash and Cash Equivalents and Short-term Investments, to the Consolidated Financial Statements for additional information regarding cash equivalents and short-term investments.

The Company had no other financial instruments that required fair value measurement for any of the periods presented.

	Fair Value Measurements at February 1, 2025
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$150,053	$150,053	—	—
Interest-bearing deposits	158,909	158,909	—	—
Total cash and cash equivalents	$308,962	$308,962	—	—
Short-term investments:
Certificates of deposits	$50,000	$50,000	—	—
Total short-term investments	$50,000	$50,000	—	—
Total cash and short-term investments	$358,962	$358,962	—	—

Long-Term Debt

As of February 1, 2025, the Company had no outstanding borrowings under its Credit Facilities.

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

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2024, the Company recorded asset impairment charges of $6.4 million related to the sale of its Hong Kong retail operations. During Fiscal 2023, the Company recorded asset impairment charges of $74.8 million primarily related to Quiet Platforms definite-lived intangible assets ($40.5 million), property and equipment and ROU assets ($24.7 million), Japan property and equipment and ROU assets ($8.3 million), and Hong Kong store property and equipment ($1.3 million). These assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and other charges in the Consolidated Statements of Operations for Fiscal 2024 and Fiscal 2023, respectively. Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information regarding impairment, restructuring and other charges.

The fair value of the Company’s store assets in Fiscal 2024 and Fiscal 2023 was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

The fair value of the Company's ROU assets was based upon market rent assumptions.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Numerator:
Net income and numerator for basic EPS	$329,380	$170,038	$125,136
Add: Interest expense, net of tax, related to the 2025 Notes (1)	—	58	5,474
Numerator for diluted EPS	$329,380	$170,096	$130,610

Denominator:
Denominator for basic EPS - weighted average shares	193,056	195,646	181,778
Add: Dilutive effect of the 2025 Notes (1)	—	205	21,507
Add: Dilutive effect of stock options and non-vested restricted stock	3,356	1,012	1,941
Denominator for diluted EPS - adjusted weighted average shares	196,412	196,863	205,226
Anti-dilutive shares (2)	500	1,289	2,182

(1)
In Fiscal 2022, the Company adopted ASU 2020-06. The Company utilizes the "if-converted" method of calculating diluted EPS. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Note 8, Long-Term Debt, Net, and Note 11, Share-Based Payments, to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Fiscal Years Ending
	February 1,	February 3,
(In thousands)	2025	2024
Land	$17,910	$17,910
Buildings	228,390	222,660
Leasehold improvements	890,155	850,519
Fixtures and equipment	1,432,344	1,335,173
Construction in progress	2,486	852
Property and equipment, at cost	$2,571,285	$2,427,114
Less: Accumulated depreciation	(1,820,021)	(1,713,778)
Property and equipment, net	$751,264	$713,336

Depreciation expense is as follows:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Depreciation expense	$216,093	$230,833	$208,014

Additionally, during Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Company recorded $5.1 million, $3.6 million, and $4.4 million, respectively, related to asset write-offs within depreciation and amortization expense.

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	Fiscal Years Ending
	February 1, 2025				February 3, 2024
(In thousands)	American Eagle	Aerie	Corporate and Other (3)	Total	American Eagle	Aerie	Corporate and Other (3)	Total
Goodwill, beginning balance(1)	$114,703	$110,600	$-	$225,303	$114,747	$110,600	$39,598	$264,945
Impairment(2)	—	—	—	—	—	—	(39,598)	(39,598)
Foreign currency fluctuation	(224)			(224)	(44)	—	—	(44)
Goodwill, ending balance	$114,479	$110,600	$-	$225,079	$114,703	$110,600	$-	$225,303

(1)
Beginning balances include accumulated impairment of $43.8 million and $4.2 million as of February 1, 2025 and February 3, 2024, respectively.
(2)
Goodwill for the Quiet Platforms reporting unit was fully impaired during Fiscal 2023. Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information.
(3)
Corporate and Other includes goodwill allocated to the Quiet Platforms reporting unit, which has been identified as a separate operating segment, but is not material to disclose as a separate reportable segment.

	Fiscal Years Ending
(In thousands)	February 1, 2025	February 3, 2024
Intangible assets, net, beginning balance	$46,109	$94,536
Additions	772	826
Impairment(1)	—	(40,533)
Amortization	(4,432)	(8,720)
Intangible assets, net (2)	$42,449	$46,109

(1)
Impairment included $31.2 million of customer relationships and $9.3 million of trade names related to Quiet Platforms recorded in Fiscal 2023. Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information
(2)
The ending balance includes accumulated amortization of $104.9 million and $100.9 million as of February 1, 2025 and February 3, 2024, respectively.

Amortization expense is as follows:

	Fiscal Years Ending
(In thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Amortization expense	$4,432	$8,748	$9,162

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 1, 2025 for the next five fiscal years:

Future
(In thousands)	Amortization
2025	$4,142
2026	$4,056
2027	$3,958
2028	$3,876
2029	$3,702

8. Long-Term Debt, Net

The Company had no long-term debt outstanding as of February 1, 2025, February 3, 2024, and January 28, 2023.

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "Note Exchanges" below.

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

Interest expense for the 2025 Notes was $0.1 million for Fiscal 2023.

Revolving Credit Facility

In June 2022, the Company amended and restated its Credit Agreement. The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations. The Credit Facility expires on June 24, 2027.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of February 1, 2025, there were no outstanding borrowings under the Credit Agreement, and the Company was in compliance with the terms of the Credit Agreement with $12.0 million outstanding in stand-by letters of credit. As of February 3, 2024, there were no outstanding borrowings under the Credit Agreement, and the Company was in compliance with the terms of the Credit Agreement with $7.7 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during Fiscal 2023 was 6.0%. The total interest expense related to the Credit Facility borrowings for the for Fiscal 2023 was $1.1 million.

9. Leases

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

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring operating lease ROU assets and operating lease liabilities after the date of adoption of ASC 842, Leases, the Company only includes cash flows related to options to extend or terminate leases when those options are executed.

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

	Fiscal Years Ending
	February 1,	February 3,
(In thousands)	2025	2024
Lease costs
Operating lease costs	$387,560	$335,420
Variable lease costs	115,010	121,061
Short-term leases and other lease costs	2,281	45,411
Total lease costs	$504,851	$501,892

Other information
Cash paid for operating lease liability	$(387,560)	$(403,355)
New operating lease ROU assets entered into during the period	$559,750	$153,236

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating lease liability as of the end of the period:

Lease term and discount rate	February 1, 2025
Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	5.2%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
(In thousands)	February 1, 2025
Fiscal years:
2025	367,689
2026	338,191
2027	286,428
2028	244,557
2029	184,835
Thereafter	573,868
Total undiscounted cash flows	$1,995,568
Less: discount on lease liability	(549,238)
Total lease liability	$1,446,330

10. Accumulated Other Comprehensive Loss

The accumulated balances of other comprehensive loss included as part of the Consolidated Statements of Stockholders’ Equity follow:

Accumulated
Other
Comprehensive
(In thousands)	Loss
Balance at January 29, 2022	$(40,845)
Foreign currency translation gain (1)	9,749
Loss on long-term intra-entity foreign currency transactions	(1,534)
Balance at January 28, 2023	$(32,630)
Foreign currency translation gain (1)	$17,911
Loss on long-term intra-entity foreign currency transactions	$(1,691)
Balance at February 3, 2024	$(16,410)
Foreign currency translation (loss) (1)	$(41,493)
Gain on long-term intra-entity foreign currency transactions	$1,513
Balance at February 1, 2025	$(56,390)

(1)
Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

11. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2024, Fiscal 2023, and Fiscal 2022 was $39.6 million ($29.5 million, net of tax), $51.1 million ($36.2 million, net of tax), and $39.0 million ($27.3 million, net of tax), respectively.

There was $14.2 million of share-based payment expense, consisting of both time- and performance-based awards, included in gross profit this year. This is compared to $20.1 million of share-based payment expense included in gross profit for Fiscal 2023.

There was $25.4 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses for Fiscal 2024. This is compared to $31.0 million of share-based payment expense included in selling, general, and administrative expenses for Fiscal 2023.

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

At February 1, 2025, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2023 Stock Award and Incentive Plan (“2023 Plan”)

The 2023 Plan was approved by the Company's stockholders on June 7, 2023. The 2023 Plan authorized 10.6 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2023 Plan allows the Compensation Committee of the Board of Directors to determine which employees receive awards and the terms and conditions of the awards under the 2023 Plan. The 2023 Plan provides for grants to non-employee directors, which are not to exceed in value of $750,000 in any single fiscal year. As of February 1, 2025, approximately 1.6 million shares of restricted stock and approximately 0.7 million shares of common stock had been granted under the 2023 Plan to employees and non-employee directors. Approximately 30% of the restricted stock awards are performance-based and are earned if the pre-established performance goals are met. The remaining 70% of the restricted stock awards are time-based, of which 95% vest ratably over three years and 5% vest over a period of one to two years.

2020 Stock Award and Incentive Plan (“2020 Plan” and, together with the 2023 Plan, the “Plans”)

The 2020 Plan was approved by the stockholders on April 13, 2020. The 2020 Plan authorized 10.2 million shares for issuance, in the form of options, SARS, restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2020 Plan provides that for awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2020 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2020 Plan. The 2020 Plan provides for grants to non-employee directors, which are not to exceed in value of $750,000 in any single fiscal year. Through February 3, 2024, approximately 7.2 million shares of restricted stock and approximately 3.4 million shares of common stock had been granted under the 2020 Plan to employees and directors. Approximately 40% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 60% of the restricted stock awards are time-based, of which 97% vest ratably over three years and 3% vest over a period of one to two years. In connection with the adoption of the 2023 Plan, the 2020 Plan terminated on June 7, 2023 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

Stock Option Grants

The Company has granted time-based stock options under the Plans. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.

A summary of the Company’s stock option activity for Fiscal 2024 follows:

	Fiscal Year Ending February 1, 2025
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2024	4,213	$16.83
Granted	525	$24.37
Exercised (1)	(414)	$14.35
Cancelled	—	$—
Outstanding - February 1, 2025	4,324	$17.98	3.3	$7,777
Vested and expected to vest - February 1, 2025	4,202	$17.86	3.2	$7,603
Exercisable - February 1, 2025 (2)	1,135	$11.12	3.0	$5,696

(1)
Options exercised during Fiscal 2024 ranged in price from $8.62 to $17.24.
(2)
Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price on February 1, 2025.

The weighted-average grant date fair value of stock options granted during Fiscal 2024 and Fiscal 2023 was $10.61 and $5.31, respectively. The aggregate intrinsic value of options exercised during Fiscal 2024 and Fiscal 2023 was $3.5 million and $3.6 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.8 million and $2.1 million, respectively, for Fiscal 2024. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.6 million and ($0.5) million, respectively, for Fiscal 2023.

As of February 1, 2025, there was $0.7 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ending
	February 1,	February 3,
Black-Scholes Option Valuation Assumptions	2025	2024
Risk-free interest rate (1)	4.4%	3.4%
Dividend yield	1.9%	2.8%
Volatility factor (2)	55.4%	55.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	Fiscal Year Ending		Fiscal Year Ending
	February 1, 2025		February 1, 2025
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 3, 2024	2,830	$15.83	2,023	$18.45
Granted	1,101	24.03	500	26.95
Vested	(1,214)	17.53	(257)	38.38
Cancelled	(357)	17.32	(48)	18.55
Non-vested - February 1, 2025	2,360	$18.56	2,218	$18.05

As of February 1, 2025, there was $25.1 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.9 years. There was $4.7 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.7 years.

As of February 1, 2025, the Company had 11.0 million shares available for all equity grants.

During Fiscal 2024 and Fiscal 2023, the Company repurchased approximately 0.6 million and 0.8 million shares, respectively, from certain employees at market prices totaling $13.8 million and $10.7 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

12. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 years of age and have met respective, prescribed service requirements. Full-time employees need to have completed 30 days of service; part-time employees must either complete 1,000 hours of service within a 12-month period or complete 500 hours of service in two consecutive 12-month periods (effective January 1, 2023). Individuals can decline enrollment or can contribute up to 50% of their eligible salary to the 401(k) plan on either a pretax or post-tax (Roth) basis, subject to Internal Revenue Service (“IRS") annual limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the Retirement Plan. Employees are 100% vested in the Company match after two years of Retirement Plan-defined service have been completed. Contributions to the profit-sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $16.0 million in expense during Fiscal 2024, $21.0 million in Fiscal 2023, and $15.1 million in expense during Fiscal 2022 in connection with the Retirement Plan.

The Employee Stock Purchase Plan is a non-qualified plan that covers all full-time and part-time employees in the U.S. and Canada who are at least 18 years old and have completed 60 days of service. Contributions are determined by the employee ($5 minimum/pay period), with the Company matching 15% of the employee investment up to a maximum employee investment of $100 per pay period. These contributions are used to purchase shares of Company stock in the open market.

13. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act of 2017 (the "Tax Act”). The Tax Act significantly changed U.S. international tax laws for tax years beginning after December 31, 2017 and included a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders. The Company has elected to treat GILTI as a period expense, and the effect of the GILTI inclusion for Fiscal 2024 is not material.

The components of income (loss) before income taxes are:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
U.S.	$453,098	$208,283	$138,023
Foreign	(10,864)	31,575	40,471
Total	$442,234	$239,858	$178,494

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Years Ending
	February 1,	February 3,
(In thousands)	2025	2024
Deferred tax assets:
Operating lease ROU assets	$361,549	$305,043
Capitalized research and development expenses	28,121	22,014
Employee compensation and benefits	19,820	25,576
Net Operating Loss	12,470	25,071
Accruals not currently deductible	10,508	10,041
Deferred compensation	10,261	9,737
Other long-term assets	8,145	8,169
State tax credits	6,839	7,741
Gift card liability	6,239	5,723
Inventories	6,231	8,828
Impairment of investments	4,659	4,673
Allowance for Doubtful Accounts	2,180	3,114
Other	1,020	690
Foreign tax credits	955	955
General Business Credits	116	116
Gross deferred tax assets	$479,113	$437,491
Valuation allowance	(18,998)	(27,466)
Total deferred tax assets	$460,115	$410,025
Deferred tax liabilities:
Operating lease liabilities	$(319,488)	$(253,229)
Property and equipment	(64,429)	(69,030)
Prepaid expenses	(5,561)	(3,572)
Goodwill	(1,937)	(1,981)
Other	(542)	(149)
Total deferred tax liabilities	$(391,957)	$(327,961)
Total deferred tax assets, net	$68,158	$82,064

The change in net deferred tax assets was primarily due to a decrease in the net deferred tax asset of Operating lease ROU assets, Operating lease liabilities and, net operating loss partially offset by a decrease in valuation allowance.

As of February 1, 2025, the Company had deferred tax assets related to federal, state and foreign net operating loss carryovers of $5.5 million, $5.7 million and $1.3 million, respectively, that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers expire in future years, and some have an indefinite carryforward period. Management believes it is more likely than not that a portion of state net operating loss and the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $2.9 million and $2.8 million have been recorded on the deferred tax assets related to a portion of the state net operating loss carryovers as of February 1, 2025 and February 3, 2024, respectively. Further, valuation allowances of $1.3 million and $9.4 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of February 1, 2025 and February 3, 2024, respectively. We also provided for valuation allowances of a nominal amount as of February 3, 2024, related to other foreign deferred tax assets.

The Company had foreign tax credit carryovers in the amount of $1.0 million as of both February 1, 2025 and February 3, 2024. The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized. Management believes it is more likely than not that a certain category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $1.0 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of both February 1, 2025 and February 3, 2024.

The Company had state income tax credit carryforwards of $6.8 million and $8.0 million (net of federal tax) as of February 1, 2025 and February 3, 2024, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They have started to expire in Fiscal 2024 and the deferred tax asset has been adjusted accordingly. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $1.0 million and $1.5 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of February 1, 2025 and February 3, 2024, respectively.

The Company had U.S. federal and state impairments of investments of $4.7 million and $4.6 million as of February 1, 2025 and February 3, 2024, respectively. Management believes that it is more likely than not that these impairments of investments will not reduce future years’ tax liabilities. As such, valuation allowances of $4.7 million and $4.6 million have been recorded as of February 1, 2025 and February 3, 2024, respectively, on the deferred tax asset attributable to these impairments of investments. The Company recorded deferred tax assets of $8.1 million and $8.2 million of February 1, 2025 and February 3, 2024, respectively, for other long-term assets related to the acquisition of Quiet Logistics, Inc. and certain other strategic investments. Management believes that it is more likely than not that these other long-term assets will not reduce future years’ tax liabilities. As such, valuation allowances of $8.1 million and $8.2 million were recorded as of February 1, 2025 and February 3, 2024, respectively for the deferred tax asset attributable to these assets.

Significant components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Current:
Federal	$32,249	$66,112	$(986)
Foreign taxes	52,224	27,958	19,701
State	18,633	19,206	3,594
Total current	103,106	113,276	22,309
Deferred:
Federal	$9,940	$(31,602)	$26,758
Foreign taxes	(3,766)	(6,317)	(1,374)
State	3,574	(5,537)	5,665
Total deferred	9,748	(43,456)	31,049
Provision for income taxes	$112,854	$69,820	$53,358

As of February 1, 2025, the undistributed earnings of the Company’s foreign subsidiaries were approximately $175.7 million. The Company intends to permanently reinvest a portion of its earnings outside of the U.S. for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because it expects any potential distribution to be made from previously taxed earnings, or qualify for the 100% dividends received deduction, along with negligible foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Unrecognized tax benefits, beginning of the year balance	$3,974	$2,478	$3,259
Increases in current period tax positions	157	2,371	681
Increases in tax positions of prior periods	16,428	10	—
Settlements	(10,620)	(275)	(454)
Lapse of statute of limitations	(73)	(75)	(277)
Decreases in tax positions of prior periods	(32)	(535)	(731)
Unrecognized tax benefits, end of the year balance	$9,834	$3,974	$2,478

As of February 1, 2025, the gross amount of unrecognized tax benefits was $9.8 million, of which $9.0 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of February 3, 2024 was $4.0 million, of which $3.6 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits increased by $5.9 million during Fiscal 2024 and $1.5 million during Fiscal 2023. Over the next 12 months, the Company believes that it is reasonably possible that the unrecognized tax benefits could decrease by as much as $5.0 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheets were $1.4 million and $0.8 million as of February 1, 2025 and February 3, 2024, respectively. The amount of interest and penalties related to unrecognized tax benefits recognized in the provision for income taxes was $7.3 million for Fiscal 2024. An immaterial amount was recognized for both Fiscal 2023 and Fiscal 2022.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The IRS has completed examinations through February 1, 2020. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2018 (ended February 2, 2019). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
	2025	2024	2023
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	3.7	4.4	3.6
Foreign rate differential	0.6	0.2	0.9
International provisions of Tax Act	(1.3)	(2.2)	0.1
Valuation allowance changes, net	0.7	0.5	0.5
Non-deductible executive compensation	1.3	3.8	2.0
Change in unrecognized tax benefits	0.7	0.8	(0.1)
Share Based Payments	(0.5)	0.2	(0.2)
Note Exchanges	0.0	0.0	1.4
Non-deductible goodwill	0.0	3.5	0.0
Federal Credits	(0.8)	(2.1)	(0.4)
Other	0.1	(1.0)	1.1
	25.5%	29.1%	29.9%

The Company recorded income tax expense of $112.9 million (an effective tax rate of 25.5%) in Fiscal 2024, and income tax expense of $69.8 million (an effective tax rate of 29.1%) in Fiscal 2023.

14. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the CODM’s (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the "Other" caption, as permitted by ASC 280.

Unallocated corporate expenses are comprised of general and administrative costs that management does not attribute to any of our operating segments. These costs primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

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

Reportable segment information is presented in the following table:

For the year ended February 1, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$3,385,231	$1,738,414	$243,907	$(38,900)	$5,328,652
Cost of sales, including certain buying, occupancy and warehousing costs	1,976,914	1,018,418
Selling, general and administrative expenses	727,590	345,054
Depreciation and amortization	74,220	59,097
Total segment operating income	$606,507	$315,845	$(53,722)	$-	$868,630
Unallocated corporate expenses					(423,766)
Impairment, restructuring and other charges (1)					$(17,561)
Total operating income					427,303
Interest (income), net					(7,769)
Other (income), net					(7,162)
Income before income taxes					$442,234

For the year ended February 3, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$3,361,579	$1,670,000	$489,056	$(258,865)	$5,261,770
Cost of sales, including certain buying, occupancy and warehousing costs	1,955,069	1,009,650
Selling, general and administrative expenses	729,519	323,239
Depreciation and amortization	77,195	61,249
Total segment operating income	$599,796	$275,862	$(36,124)	$-	$839,534
Unallocated corporate expenses					(464,172)
Impairment, restructuring and other charges (1)					$(152,645)
Total operating income					222,717
Interest (income), net					(6,190)
Other (income), net					(10,951)
Income before income taxes					$239,858

For the year ended January 28, 2023 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$3,262,893	$1,506,798	$469,371	$(249,229)	$4,989,833
Cost of sales, including certain buying, occupancy and warehousing costs	1,977,216	999,654
Selling, general and administrative expenses	677,451	285,756
Depreciation and amortization	66,820	53,921
Total segment operating income	$541,406	$167,467	$(56,793)	$-	$652,080
Unallocated corporate expenses					(382,824)
Impairment, restructuring and other charges (1)					$(22,209)
Total operating income					247,047
Debt related charges					64,721
Interest expense, net					14,297
Other (income), net					(10,465)
Income before income taxes					$178,494

(1) Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information.

	Fiscal Years Ending
	February 1, 2025	February 3, 2024	January 28, 2023

Capital Expenditures
American Eagle	$86,953	$61,139	$85,033
Aerie	$68,541	$40,746	$107,084
Other	$11,965	$32,235	$32,717
General corporate expenditures	$55,114	$40,317	$35,544
Total Capital Expenditures	$222,573	$174,437	$260,378

We do not allocate assets to the reportable segment level and therefore our CODM does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments above represents revenue attributable to each brand's merchandise, which comprises approximately 96% of total net revenue.

The following tables present summarized geographical information:

	Fiscal Years Ending
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Total net revenue:
United States	$4,492,630	$4,424,345	$4,268,114
Foreign (1)	836,022	837,425	721,719
Total net revenue	$5,328,652	$5,261,770	$4,989,833

(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	Fiscal Years Ending
	February 1,	February 3,
(In thousands)	2025	2024
Long-lived assets, net:
United States	$1,887,502	$1,521,392
Foreign	159,162	468,649
Total long-lived assets, net	$2,046,664	$1,990,041

15. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations, unless otherwise noted.

For the year ended
February 1,
(In thousands)	2025
Corporate restructuring costs (1)	10,729
Hong Kong retail operations impairment and restructuring costs (2)	6,832
Total impairment, restructuring and other charges	$17,561

The following footnotes relate to the impairment and restructuring charges in the third quarter of Fiscal 2024:

(1)
The Company recorded restructuring costs of $10.7 million related to employee severance.
(2)
The Company recorded impairment and restructuring costs of $6.8 million related to the sale of the Company's Hong Kong retail operations to a third-party buyer. These costs primarily consist of impairment of $6.4 million and employee severance.

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
Charges recorded in cost of sales:
Inventory charges (1)	$10,950	—

Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges (2)	119,572	$3,844
International impairment and restructuring costs (3)	10,882	7,997
Corporate impairment and restructuring charges (4)	11,241	-
U.S. and Canada store impairment charges(5)	-	10,368
Total impairment, restructuring and other charges	$141,695	$22,209

Total Company impairment, restructuring and other charges	$152,645	$22,209

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

For Fiscal 2022, $7.5 million of store impairment due to insufficient prospective cash flows to support the asset values and $0.5 million of severance related to down-sizing Hong Kong retail operations.

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

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

For the year ended
February 1,
(In thousands)	2025
Accrued liability as of February 3, 2024	$11,414
Add: Costs incurred, excluding non-cash charges	10,728
Less: Cash payments and adjustments	(14,492)
Accrued liability as of February 1, 2025	$7,650

16. Subsequent Events

On March 11, 2025, the Company’s Board of Directors authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024. Including this additional authorization, as of March 11, 2025, the Company had a total of 68.5 million shares remaining authorized for repurchase through February 3, 2029.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $200 million of the Company’s common stock.

Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock, representing approximately 80% of the total shares that are expected to be repurchased under the ASR. The exact number of shares the Company ultimately will repurchase under the ASR Agreement will be based generally on the average of the daily volume-weighted average price per share of the common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Bank of America may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required either to deliver shares of common stock or to make a cash payment to Bank of America. Final settlement of the transactions under the ASR Agreement is expected to occur by the end of the second quarter of Fiscal 2025.

The foregoing description of the ASR Agreement does not purport to be complete and is qualified in its entirety by reference to the ASR Agreement, which is filed as Exhibit 10.32 to this Annual Report and is incorporated herein by reference.

The Company expects to fund the cash portion of the consideration payable under the ASR agreement using available cash on hand and borrowings under the Company’s existing $700 million Credit Facility.

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

As of the end of the period covered by this Annual Report, the Company performed an evaluation under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2025. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of February 1, 2025, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated March 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 20, 2025

Item 9B. Other Information.

During the fiscal quarter ended February 1, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after February 1, 2025 and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report under the caption “Information about our Executive Officers.”

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

The Company has adopted the AEO Policy on Insider Trading (the “Insider Trading Policy”) that applies to all associates, officers, directors, and individuals working on behalf of the Company (e.g., consultants and independent contractors) or any of its subsidiaries or affiliates, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations with respect to the purchase, sale, and/or other dispositions of the Company's securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Compensation Tables and Related Information: Equity Compensation Plan Table” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8, Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024

Consolidated Statements of Operations for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023

Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023

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

10.20^

Change in Control Agreement between American Eagle Outfitters, Inc. and Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.21^

Form of 2021 Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.22

Form of Exchange Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-33338))

10.23

Accelerated Share Repurchase Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-33338))

10.24

Form of Exchange Agreement, dated December 5, 2022, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2022 (SEC File No. 001-33338))

10.25^

American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2023 (SEC File No. 333-273076))

10.26^

Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

10.27^

Form of Notice of Grant of Stock Option Award Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

10.28^

Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

10.29^*	Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan

10.30^*	Form of Notice of Grant of Stock Option Award Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan

10.31^*	Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan

10.32

Accelerated Share Repurchase Agreement, dated March 14, 2025, by and between American Eagle Outfitters, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2025 (SEC File No. 001-33338))

19*	American Eagle Outfitters, Inc. Policy on Insider Trading

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1^	Incentive Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 1, 2025, formatted as Inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024, (ii) Consolidated Statements of Operations for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, and (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, (vi) Item 1C. Cybersecurity, and (vii) Item 9B. Other Information.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended February 1, 2025, formatted in Inline XBRL and contained in Exhibit 101

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
Jay L. Schottenstein
Chief Executive Officer

Dated March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2025.

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
Stephanie L. Pugliese

	*	Director
David M. Sable

	*	Director
Noel J. Spiegel

*By:	/s/ Michael A. Mathias
Michael A. Mathias,
Attorney-in-Fact