Form 10-Q
period 2025-05-03
AMERICAN EAGLE OUTFITTERS INC
filed 2025-06-05
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,268,234 shares of Common Stock were outstanding at June 4, 2025.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on the views and beliefs of management of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 (the "Fiscal 2024 Form 10-K") that may not be in the control of management. As used herein, "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2025" refers to the 52-week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024.

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
•
the extent to which our product costs are adversely affected by foreign trade issues, including import tariffs and other trade restrictions, increasing prices for raw materials unrelated to tariffs, currency exchange rate fluctuations, supply chain issues, political instability, or other reasons, all of which could impact our profitability
•
the extent to which our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements, including the imposition of tariffs, that could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing;
•
the possibility of changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits;
•
the effect of inflation on our business;
•
the possibility that we may be required to take additional write-downs, impairment or other restructuring charges; and
•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•
the risk that global economic conditions and the effect of economic pressures and other business factors will continue to negatively impact discretionary consumer spending and, in turn, adversely impact our revenues and margins;
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
•
the risk that impairment to goodwill, intangible assets, and other long-lived assets, could adversely impact our profitability;
•
the risk that our inability to grow and optimize our digital channels and leverage omni-channel capabilities could adversely impact our business;
•
the risk that our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
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
•
risks associated with our international merchandise sourcing strategy subjects us to risks that could adversely impact our business and results of operations;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 3,	February 1,	May 4,
(In thousands, except per share amounts)	2025	2025	2024
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,853	$308,962	$300,518
Short-term investments	—	50,000	—
Merchandise inventory	645,062	636,655	681,062
Accounts receivable, net	228,561	262,365	230,934
Prepaid expenses	103,466	76,088	72,973
Other current assets	23,082	20,161	25,830
Total current assets	1,088,024	1,354,231	1,311,317
Operating lease right-of-use assets	1,471,705	1,295,400	1,123,649
Property and equipment, at cost, net of accumulated depreciation	765,594	751,264	703,551
Goodwill, net	225,225	225,079	225,253
Non-current deferred income taxes	78,483	68,158	89,332
Intangible assets, net	41,549	42,449	45,178
Other assets	96,774	94,194	58,937
Total assets	$3,767,354	$3,830,775	$3,557,217
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$247,994	$280,712	$225,480
Current portion of operating lease liabilities	319,626	313,034	303,603
Accrued compensation and payroll taxes	58,380	113,388	64,502
Unredeemed gift cards and gift certificates	63,282	70,094	57,373
Accrued income and other taxes	23,114	30,677	50,716
Other current liabilities and accrued expenses	75,261	74,751	71,655
Total current liabilities	787,657	882,656	773,329
Non-current liabilities:
Non-current operating lease liabilities	1,337,489	1,133,296	1,002,529
Long-term debt, net	110,000	—	—
Other non-current liabilities	57,992	47,963	29,003
Total non-current liabilities	1,505,481	1,181,259	1,031,532
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 173,267, 188,618 and 196,430 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	365,326	365,845	345,922
Accumulated other comprehensive loss	(42,105)	(56,390)	(15,722)
Retained earnings	2,361,273	2,456,063	2,267,785
Treasury stock, at cost, 76,299, 60,948 and 53,136 shares, respectively	(1,212,774)	(1,001,154)	(848,125)
Total stockholders’ equity	1,474,216	1,766,860	1,752,356
Total liabilities and stockholders’ equity	$3,767,354	$3,830,775	$3,557,217

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(In thousands, except per share amounts)	2025	2024
Total net revenue	$1,089,599	$1,143,867
Cost of sales, including certain buying, occupancy and warehousing expenses	767,178	679,628
Gross profit	322,421	464,239
Selling, general and administrative expenses	338,786	333,493
Impairment and restructuring charges	17,119	—
Depreciation and amortization expense	51,697	52,910
Operating (loss) income	$(85,181)	$77,836
Interest (income), net	(219)	(3,439)
Other (income), net	(351)	(1,396)
(Loss) income before income taxes	(84,611)	82,671
(Benefit) provision for income taxes	(19,712)	14,919
Net (loss) income	$(64,899)	$67,752

Basic net (loss) income per common share	$(0.36)	$0.34
Diluted net (loss) income per common share	$(0.36)	$0.34

Weighted average common shares outstanding - basic	179,548	196,429
Weighted average common shares outstanding - diluted	179,548	201,310

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Net (loss) income	$(64,899)	$67,752
Other comprehensive gain
Foreign currency translation gain	14,285	688
Other comprehensive gain	14,285	688
Comprehensive (loss) income	$(50,614)	$68,440

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended May 3, 2025 and May 4, 2024

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	20,436	—	—	—	20,436
Repurchase of common stock as part of publicly announced programs	(1,500)	—	—	—	(34,949)	—	(34,949)
Repurchase of common stock from employees	(531)	—	-	—	(13,242)	—	(13,242)
Reissuance of treasury stock	1,525	—	(35,005)	11,072	23,930	—	(3)
Net income	—	—	—	67,752	—	—	67,752
Other comprehensive income	—	—	—	—	—	688	688
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	605	(25,198)	—	—	(24,593)
Contributions from non-controlling interests	—		(492)	—	—	—	(492)
Balance at May 4, 2024	196,430	$2,496	$345,922	$2,267,785	$(848,125)	$(15,722)	$1,752,356

Balance at February 1, 2025	188,618	$2,496	$365,845	$2,456,063	$(1,001,154)	$(56,390)	$1,766,860
Stock awards	—	—	20,411	—	—	—	20,411
Repurchase of common stock as part of publicly announced programs, including excise tax	(2,000)	—	—	—	(31,301)	—	(31,301)
Accelerated share repurchase, including excise tax	(14,467)				(201,469)		(201,469)
Repurchase of common stock from employees	(653)	—	—	—	(7,893)	—	(7,893)
Reissuance of treasury stock	1,769	—	(21,368)	(7,552)	29,043	—	123
Net (loss)	—	—	—	(64,899)	—	—	(64,899)
Other comprehensive income	—	—	—	—	—	14,285	14,285
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	682	(22,339)	—	—	(21,657)
Contributions from non-controlling interests	—	—	(244)	—	—	—	(244)
Balance at May 3, 2025	173,267	$2,496	$365,326	$2,361,273	$(1,212,774)	$(42,105)	$1,474,216

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Operating activities:
Net (loss) income	$(64,899)	$67,752
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	53,507	55,097
Share-based compensation	20,563	20,586
Deferred income taxes	(8,748)	(7,109)
Loss on impairment of assets	15,063	—
Changes in assets and liabilities:
Accounts receivable	33,826	16,729
Merchandise inventory	(1,671)	(40,078)
Operating lease assets	113,020	(91,029)
Operating lease liabilities	(89,268)	93,385
Other assets	(34,708)	(16,344)
Accounts payable	(32,741)	(42,788)
Accrued compensation and payroll taxes	(55,376)	(87,931)
Accrued and other liabilities	(3,240)	(6,381)
Net cash (used for) operating activities	(54,672)	(38,111)
Investing activities:
Capital expenditures for property and equipment	(61,606)	(36,209)
Sale of available-for-sale investments	50,000	100,000
Other investing activities	(227)	(4,570)
Net cash (used for) provided by investing activities	(11,833)	59,221
Financing activities:
Accelerated share repurchase, including excise tax	(201,469)	—
Repurchase of common stock as part of publicly announced programs, including excise tax	(31,301)	(34,948)
Repurchase of common stock from employees	(7,893)	(13,242)
Proceeds from revolving line of credit	110,000	—
Net proceeds from stock options exercised	—	1,853
Cash dividends paid	(21,657)	(24,593)
Other financing activities	(1,814)	(3,284)
Net cash (used for) financing activities	(154,134)	(74,214)
Effect of exchange rates changes on cash	(470)	(472)
Net change in cash and cash equivalents	(221,109)	(53,576)
Cash and cash equivalents - beginning of period	308,962	354,094
Cash and cash equivalents - end of period	$87,853	$300,518

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), a Delaware corporation, at May 3, 2025 and May 4, 2024 and for the 13 week periods ended May 3, 2025 and May 4, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2024 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

AEO Inc. operates stores in the United States, Canada and Mexico, with merchandise available in more than 30 countries through a global network of license partners. Additionally, the company operates a robust e-commerce business across its brands.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather, changes in import tariffs and other trade restrictions, and general economic and political conditions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interest is included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At May 3, 2025, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2025" refers to the 52-week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024.

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

Recent Accounting Pronouncements

In December 2023, the Financial Standards Board issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. Additionally, the amendment requires disclosures of income/(loss) from continuing operations before taxes disaggregated between domestic and foreign, and income tax expense/(benefit), disaggregated by federal, state, and foreign. Disclosure requirements about the nature and estimated range of the reasonably possible change in unrecognized tax benefits over the next year have been removed as part of this amendment. The guidance is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 effective for Fiscal 2025.

Refer to Note 10, Income Taxes, to the Consolidated Financial Statements for additional information regarding income taxes.

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

Foreign Currency Translation

In accordance with FASB Accounting Standards Codification ("ASC") 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars ("USD") (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended May 3, 2025, an unrealized gain of $14 million was included in other comprehensive income, which was primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments classified as available-for-sale include certificates of deposit with an original maturity greater than three months, but less than one year.

Refer to Note 3, Cash and Cash Equivalents and Short-term Investments, to the Consolidated Financial Statements for additional information regarding cash, cash equivalents, and short-term investments.

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

As of May 3, 2025, the weighted average remaining useful life of our assets was approximately six years.

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

Refer to Note 6. Property and Equipment, Net to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 13. Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for the 13 weeks ended May 3, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended May 4, 2024.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 1, 2025. No indicators of impairment were present during the 13 weeks ended May 3, 2025 or May 4, 2024.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended May 3, 2025 or May 4, 2024.

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

Refer to Note 8, Long-Term Debt, Net to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

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

Refer to Note 10, Income Taxes, to the Consolidated Financial Statements for additional information regarding income taxes.

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

Interest (Income) Expense, Net

Interest (income) expense, net primarily consists of interest income from cash and cash equivalents and interest expense from Credit Facility borrowings.

Other (Income), Net

Other (income), net consists primarily of foreign currency fluctuations and changes in other non-operating items. Non-controlling interest was not material for any period presented and is included within other (income), net.

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our CODM's (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information regarding the Company’s segment and geographic information, refer to Note 12, Segment Reporting to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash, cash equivalents, and short-term investments which are recorded in the Consolidated Balance Sheets:

(In thousands)	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents:
Cash	$85,200	$150,053	$110,792
Interest bearing deposits	$2,653	$158,909	$189,726
Total cash and cash equivalents	$87,853	$308,962	$300,518
Short-term investments:
Certificates of deposits	$-	$50,000	$-
Total short-term investments	$-	$50,000	$-
Total cash and short-term investments	$87,853	$358,962	$300,518

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

The Company’s cash equivalents are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented. Refer to Note 3, Cash and Cash Equivalents and Short-term Investments to the Consolidated Financial Statements for additional information regarding cash equivalents and short-term investments.

	Fair Value Measurements at May 3, 2025
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$85,200	$85,200	$-	$-
Interest bearing deposits	2,653	2,653	-	-
Total cash and cash equivalents	$87,853	$87,853	$-	$-

Long-Term Debt

As of May 3, 2025, the fair value of the Company's $110.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of May 4, 2024, there were no outstanding borrowing under the Company's Credit Facility.

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. During the 13 weeks ended May 3, 2025, the Company recorded asset impairment charges of $10.4 million related to operating lease ROU assets and $4.9 million related to fixed assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations for the 13 weeks ended May 3, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended May 4, 2024. Refer to Note 13, Impairment and Restructuring Charges to the Consolidated Financial Statements for additional information regarding impairment and restructuring charges.

The fair value of the Company's ROU assets was based upon market rent assumptions.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of February 1, 2025.

No indicators of goodwill impairment were present during the 13 weeks ended May 3, 2025 and May 4, 2024.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	May 3, 2025	May 4, 2024
Weighted average common shares outstanding:
Basic number of common shares outstanding:	179,548	196,429
Dilutive effect of stock options and non-vested restricted stock*	—	4,881
Diluted number of common shares outstanding	179,548	201,310
Anti-Dilutive Shares*	2,939	239

*For the 13 weeks ended May 3, 2025, there were 1.8 million potentially dilutive equity awards that were excluded from diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

Dilutive and anti-dilutive shares related to share-based compensation. Refer to Note 9, Share-Based Payments, to the Consolidated Financial Statements for additional information regarding share-based compensation.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America"). Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock, representing approximately 80% of the total shares that are expected to be repurchased under the ASR. The 14.5 million shares have been recorded as treasury stock.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	May 3,	February 1,	May 4,
(In thousands)	2025	2025	2024
Property and equipment, at cost	$2,585,414	$2,571,285	$2,437,863
Less: Accumulated depreciation and impairment	(1,819,820)	(1,820,021)	(1,734,312)
Property and equipment, net	$765,594	$751,264	$703,551

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	May 3,	February 1,	May 4,
(In thousands)	2025	2025	2024
Goodwill, gross (1)	$269,019	$268,873	$269,047
Accumulated impairment (2)	(43,794)	(43,794)	(43,794)
Goodwill, net	$225,225	$225,079	$225,253

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.
(2)
Accumulated impairment includes $39.6 million recorded in Fiscal 2023, $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	May 3,	February 1,	May 4,
(In thousands)	2025	2025	2024
Intangible assets, gross	$147,558	$147,356	$147,234
Accumulated amortization	(65,476)	(64,374)	(61,523)
Accumulated impairment	(40,533)	(40,533)	(40,533)
Intangible assets, net	$41,549	$42,449	$45,178

8. Long-Term Debt, Net

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

As of May 3, 2025, the Company was in compliance with the terms of the Credit Agreement and had $110.0 million in outstanding borrowings and $12 million outstanding in stand-by letters of credit. As of May 4, 2024, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $12 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The total interest expense related to the Credit Facility for the 13 weeks ended May 3, 2025 was $0.3 million. There were no Credit Facility borrowings for the 13 weeks ended May 4, 2024.

9. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 3, 2025 was $20.6 million ($15.8 million, net of tax), and for the 13 weeks ended May 4, 2024 was $20.6 million ($17.0 million, net of tax).

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 13 weeks ended May 3, 2025 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2025	4,324	$17.98
Granted	1,316	$12.65
Exercised	-	$-
Cancelled	(468)	$21.89
Outstanding - May 3, 2025	5,172	$16.27	4.3	1,074
Vested and expected to vest - May 3, 2025	5,011	$16.22	4.1	-
Exercisable - May 3, 2025 (1)	433	$8.62	1.9	1,074
(1)
Options exercisable represent "in-the-money" vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on May 3, 2025.

As of May 3, 2025, there was $1.2 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.5 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	May 3,	May 4,
Black-Scholes Option Valuation Assumptions	2025	2024
Risk-free interest rate (1)	3.9%	4.4%
Dividend yield	3.5%	1.9%
Volatility factor (2)	47.5%	55.4%
Weighted-average expected term (3)	4.5 years	4.5 years

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

Performance-based restricted stock awards include performance-based restricted stock units ("PSU"). Annual PSU grants cliff vest, if at all, at the end of a three-year performance period upon achievement of pre-established goals. Outstanding PSU awards receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of time-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A Monte-Carlo simulation was utilized for performance-based restricted stock awards.

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	May 3, 2025		May 3, 2025
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2025	2,360	$18.56	2,218	$18.05
Granted	1,963	$12.67	987	$14.51
Vested	(1,187)	$17.38	(563)	$19.69
Cancelled	(40)	$18.55	(99)	$19.69
Non-vested - May 3, 2025	3,096	$15.28	2,543	$16.25

As of May 3, 2025, there was $43.8 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.4 years. There is $7.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years.

As of May 3, 2025, the Company had 7 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 3, 2025 was 23.3% compared to 18.0% for the 13 weeks ended May 4, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for the 13 weeks ended May 3, 2025, and $6.7 million for the 13 weeks ended May 4, 2024. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 3, 2025, and increased by approximately $14.2 million during the 13 weeks ended May 4, 2024 due to tax audit adjustments. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $5.2 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits, which is expected to have an immaterial impact on the annual effective tax rate.

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

12. Segment Reporting

In accordance with ASC 280, Segment Reporting ("ASC 280"), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the CODM’s internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the "Other" caption, as permitted by ASC 280.

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

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income (loss), or the operating income (loss) in periods where there are no adjustments, of each segment. Adjusted operating income (loss) is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment and restructuring charges. Adjusted operating income (loss) is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency.

Reportable segment information is presented in the following tables:

For the 13 weeks ended May 3, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$693,865	$359,788	$43,970	$(8,024)	$1,089,599
Cost of sales, including certain buying, occupancy and warehousing costs	455,896	261,927
Selling, general and administrative expenses	168,329	82,643
Depreciation and amortization	20,168	14,170
Total segment operating income	$49,472	$1,048	$(13,169)	$-	$37,351
Unallocated corporate expenses					(105,413)
Impairment and restructuring charges (1)					$(17,119)
Total operating (loss)					(85,181)
Interest (income), net					(219)
Other (income), net					(351)
(Loss) before income taxes					$(84,611)

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information.

For the 13 weeks ended May 4, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$724,744	$372,652	$54,984	$(8,513)	$1,143,867
Cost of sales, including certain buying, occupancy and warehousing costs	408,388	217,162
Selling, general and administrative expenses	160,195	78,909
Depreciation and amortization	17,576	15,254
Total segment operating income	$138,585	$61,327	$(14,848)	$-	$185,064
Unallocated corporate expenses					(107,228)
Total operating income					77,836
Interest (income), net					(3,439)
Other (income), net					(1,396)
Income before income taxes					$82,671

	13 Weeks Ended
	May 3,	May 4,
	2025	2024
Capital Expenditures
American Eagle	$18,933	$12,634
Aerie	$17,925	$11,741
Other	$10,173	$2,864
General corporate expenditures	$14,575	$8,970
Total Capital Expenditures	$61,606	$36,209

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 97% of total net revenue for the 13 weeks ended May 3, 2025.

The following table presents summarized geographical information:

	13 Weeks Ended
(In thousands)	May 3, 2025	May 4, 2024
Total net revenue:
United States	$921,512	$952,685
Foreign (1)	168,087	191,182
Total net revenue	$1,089,599	$1,143,867

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Long-lived assets, net:
United States	$2,065,144	$1,673,059
Foreign	172,155	154,141
Total long-lived assets, net	$2,237,299	$1,827,200

13. Impairment and Restructuring Charges

The following table represents impairment and restructuring charges. All amounts were recorded within impairment and restructuring on the Consolidated Statements of Operations during the 13 weeks ended May 3, 2025. There were no impairment and restructuring charges recorded for the 13 weeks ended May 4, 2024.

13 Weeks Ended
May 3,
(In thousands)	2025
Long-lived asset impairment charges (1)	$15,274
Employee severance (2)	1,845
Total impairment and restructuring charges	$17,119

The following footnotes relate to impairment and restructuring charges recorded in the 13 weeks ended May 3, 2025:

(1)
The Company recorded $15.3 million of asset impairment charges primarily related to closing two fulfillment centers as part of its supply chain network optimization project. Of this amount, $10.4 million of charges relate to ROU assets and $4.9 million relates to property and equipment.
(2)
The Company recorded $1.8 million of employee severance, primarily related to closing two fulfillment centers.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

13 Weeks Ended
May 3,
(In thousands)	2025
Accrued liability as of February 1, 2025	$7,650
Add: Costs incurred, excluding non-cash charges	$1,845
Less: Cash payments and adjustments	(3,968)
Accrued liability as of May 3, 2025	$5,527

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2024, which can be found in Part II, Item 7 of our Fiscal 2024 Form 10-K.

In addition, the following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Introduction

This MD&A is organized as follows:

• Executive Overview
• Key Performance Indicators
• Current Trends and Outlook
• Results of Operations
• Non-GAAP Information
• Liquidity and Capital Resources
• Critical Accounting Estimates

Recent accounting pronouncements the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein.

Executive Overview

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle® and Aerie® brands.

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss), which is a non-GAAP financial measure. See Note 12, Segment Reporting, to the Consolidated Financial Statements included herein for additional information.

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

Operating Income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control selling. general, and administrative ("SG&A") expenses, and our level of capital expenditures.

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

Current Trends and Outlook

Macroeconomic Conditions

During Fiscal 2024 and the 13 weeks ended May 3, 2025, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess spring and summer inventory. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see "Risk Factors" in Part I, Item 1A of our Fiscal 2024 Form 10-K.

Omni-Channel Capabilities

AEO Inc. operates stores in the United States, Canada and Mexico, with merchandise available in more than 30 countries through a global network of license partners. Additionally, the company operates a robust e-commerce business across its brands.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Results of Operations

Overview

The first quarter was a challenging period for our business. While the broader macro environment and cold spring weather presented challenges, merchandising strategies did not drive the results we anticipated, leading to higher promotions and excess inventory. As a result, the operating loss reflects an inventory charge of $75 million related to a write-down of spring and summer merchandise, as well as higher than planned promotional activity in the quarter.

Compared to the first 13 weeks of Fiscal 2024:

•
Total revenue decreased 5% to $1.090 billion from $1.144 billion, with American Eagle revenue decreasing 4% year-over-year, and Aerie revenue decreasing 3% year-over-year. American Eagle's comparable sales decreased 2% year-over-year, and Aerie's comparable sales decreased 4% year-over-year.
•
Gross profit decreased 31% to $322 million year-over-year, and decreased to 29.6% as a percentage of revenue.
•
Operating loss of $85 million compared to $77 million operating income last year. Adjusted operating loss of $68 million this year compared to operating income of $78 million last year.

Diluted loss per share decreased to ($0.36) for the 13 weeks ended May 3, 2025 compared to earnings per share of $0.34 for the 13 weeks ended May 4, 2024.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	May 3, 2025		May 4, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,089,599	100.0%	$1,143,867	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	767,178	70.4	679,628	59.4
Gross profit	322,421	29.6	464,239	40.6
Selling, general and administrative expenses	338,786	31.1	333,493	29.2
Impairment and restructuring charges (1)	17,119	1.6	-	0.0
Depreciation and amortization expense	51,697	4.7	52,910	4.6
Operating (loss) income(1)	(85,181)	(7.8)	77,836	6.8
Interest (income), net	(219)	(0.0)	(3,439)	(0.3)
Other (income), net	(351)	(0.0)	(1,396)	(0.1)
(Loss) income before income taxes	$(84,611)	(7.8)	$82,671	7.2
(Benefit) provision for income taxes	(19,712)	(1.8)	14,919	1.3
Net (loss) income(1)	$(64,899)	(6.0)%	$67,752	5.9%

(1) Refer to "Non-GAAP Information" below for non-GAAP or adjusted financial measures.

The following table shows our consolidated store data for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 Weeks Ended
	May 3,	May 4,
	2025	2024
Number of stores:
Beginning of period	1,172	1,182
Opened	6	4
Closed	(2)	(13)
End of period	1,176	1,173

Total gross square feet at end of period (in '000)	7,232	7,221
International licensed retail stores at end of period (1)	363	315

(1)
International licensed retail stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 3, 2025, we operated 828 American Eagle retail stores, consisting of 182 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and six OFFLINE™ side-by-side locations, 321 Aerie stand-alone stores (including 42 OFFLINE™ stand-alone stores and 40 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 20 Todd Snyder stand-alone locations and seven Unsubscribed locations.

Comparison of the 13 weeks ended May 3, 2025 to the 13 weeks ended May 4, 2024

Total Net Revenue

Total net revenue decreased 5% for the 13 weeks ended May 3, 2025 to $1.090 billion, compared to $1.144 billion last year. This included a one point headwind from adverse currency and another point from moving our Hong Kong operations to a license model in Fiscal 2024. Digital revenue decreased 2%, and store revenue decreased 6%. Total comparable sales decreased by 3%, compared to a 7% increase last year. Traffic was up across brands and channels, with declines in average unit retail price and conversion.

	13 Weeks Ended				Increase/(Decrease)
	May 3, 2025		May 4, 2024
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$693,865	63.7%	$724,744	63.4%	$(30,879)	(4)%
Aerie	359,788	33.0	372,652	32.6	(12,864)	(3)
Other	43,970	4.0	54,984	4.8	(11,014)	(20)
Intersegment Eliminations	(8,024)	(0.7)	(8,513)	(0.7)	489	(6)
Total net revenue	$1,089,599	100.0%	$1,143,867	100.0%	$(54,268)	(5)%

American Eagle. The decrease in net revenue was driven by lower average unit retail price. American Eagle comparable sales decreased 2%.

Aerie. The decrease in net revenue was driven by decreased transactions across channels. Aerie comparable sales decreased 4%.

Other. The decrease in net revenue was primarily attributable to $6 million of lower revenue from Todd Snyder, and $5 million of lower revenue from Quiet Platforms due to our change in strategy for this business.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$322,421	$464,239	$(141,818)	(31)%
Gross Margin	29.6%	40.6%	-1100 basis points

The 31% decrease in gross profit was primarily driven by a decrease of $66 million in merchandise margin due to lower sales and increased promotional activity, as well as a $75 million inventory charge related to a write-down of spring and summer merchandise.

During the 13 weeks ended May 3, 2025 and May 4, 2024, $7.0 million and $6.6 million, respectively of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$338,786	$333,493	$5,293	2%
Selling, general and administrative expenses as a percentage of net revenue	31.1%	29.2%	-190 basis points

The increase in expense was primarily driven by a $7 million increase in advertising year-over-year, with a partial offset from lower compensation.

There was $13.6 million and $14.0 million of share-based payment expense included in SG&A expenses for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively, comprised of both time and performance-based awards.

Impairment and Restructuring

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Impairment and restructuring charges	$17,119	$-	$17,119	100%
Impairment and restructuring charges as a percentage of net revenue	1.6%	0.0%	-160 basis points

During the 13 weeks ended May 3, 2025, we recorded $17.1 million of impairment and restructuring. We recorded $10.4 million of impairment related to ROU assets, $4.9 million related to fixed assets, and $1.8 million of employee severance.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$20,168	$17,576	$2,592	15%
Aerie	14,170	15,254	(1,084)	(7)
Other	17,359	20,080	(2,721)	(14)
Total depreciation and amortization expense	$51,697	$52,910	$(1,213)	(2)%
Total depreciation and amortization expense as a percentage of net revenue	4.7%	4.6%	-10 basis points

Operating (Loss) Income

	13 Weeks Ended				Increase/(Decrease)
	May 3, 2025		May 4, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$49,472	4.5%	$138,585	12.1%	$(89,113)	(64)%
Aerie	1,048	0.1	61,327	5.4	(60,279)	(98)
Other	(13,169)	(1.2)	(14,848)	(1.3)	1,679	(11)
General corporate expenses	(105,413)		(107,228)		1,815
Impairment and restructuring charges	(17,119)		-		(17,119)
Total Operating (Loss) Income	$(85,181)	(7.8)%	$77,836	6.8%	$(163,017)	(209)%

The decrease in operating (loss) income was primarily driven by lower gross profit, and an increase in impairment and restructuring charges, all of which are explained in detail above.

American Eagle. The decrease was primarily the result of a $78 million decrease in gross profit driven by decreased merchandise margin on the $31 million, or 4%, decline in total net revenue, and increased promotional activity, as well as a $31 million inventory write-down of spring and summer merchandise. SG&A expenses and depreciation and amortization also increased a combined $11 million year-over-year.

Aerie. The decrease was primarily the result of a $58 million decrease in gross profit driven by decreased merchandise margin on the $13 million, or 3%, decline in total net revenue and increased promotional activity, as well as a $44 million inventory write-down of spring and summer merchandise.

Interest (Income), net

13 Weeks Ended			Increase/(Decrease)
May 3, 2025		May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Interest (income), net	$(219)	$(3,439)	$(3,220)	94%
Interest (income), net as a percentage of net revenue	(0.0)%	(0.3)%	-30 basis points

The decrease in interest (income), net is primarily related to $3 million less interest income on deposits year-over-year.

Other (Income), net

13 Weeks Ended			Increase/(Decrease)
May 3, 2025		May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(351)	$(1,396)	$(1,045)	(75)%
Other (income), net as a percentage of net revenue	(0.0)%	(0.1)%	-10 basis points

(Benefit) Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
(Benefit) provision for income taxes	$(19,712)	$14,919	$(34,631)	(232)%
(Benefit) provision for incomes taxes as a percentage of net revenue	(1.8)%	1.3%	-310 basis points

Effective tax rate	23.3%	18.0%

The (benefit) provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 3, 2025 was 23.3% compared to 18.0% for the 13 weeks ended May 4, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

Net (Loss) Income

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Net (loss) income	$(64,899)	$67,752	$(132,651)	(196)%
Net (loss) income as a percentage of net revenue	(6.0)%	5.9%	-1090 basis points

Net loss per diluted share of ($0.36) decreased for the 13 weeks ended May 3, 2025, compared to net income per diluted share of $0.34, for the 13 weeks ended May 4, 2024. The decrease in net income was attributable to the factors noted above.

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

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	May 3, 2025
	Operating Loss	Benefit for Income Taxes	Net Loss	Earnings per Diluted Share
GAAP Basis	$(85,181)	$(19,712)	$(64,899)	$(0.36)
% of Revenue	(7.8)%		(6.0)%

Add: Impairment and restructuring charges (1)	17,119		13,131	0.07

Tax effect of the above (2)		$3,988

Non-GAAP Basis	$(68,062)	$(15,724)	$(51,768)	$(0.29)
% of Revenue	(6.2)%		(4.8)%

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax benefit calculated on a GAAP basis and on a non-GAAP basis.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of May 3, 2025, our international licensing partners operated in 363 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of May 3, 2025, we had 100 and 90 Company-owned stores in Canada and Mexico, respectively.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of May 3, 2025, the Company had $110.0 million in borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information regarding our long-term debt.

As of May 3, 2025, we had approximately $87.9 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

May 3, 2025
Working Capital (in thousands)	300,367
Current Ratio	1.38

The following table sets forth net cash flows in operating, investing, and financing activities for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)
Total cash (used for) provided by:
Operating activities	$(54,672)	$(38,111)	$(16,561)
Investing activities	(11,833)	59,221	(71,054)
Financing activities	(154,134)	(74,214)	(79,920)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(470)	(472)	2
(Decrease) in cash and cash equivalents	$(221,109)	$(53,576)	$(167,533)

Cash Flows (Used For) Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows (Used for) Provided by Investing Activities

Investing activities for the 13 weeks ended May 3, 2025 primarily consisted of capital expenditures of $61.6 million, partially offset by the sale of available-for-sale investments of $50.0 million.

Investing activities for the 13 weeks ended April May 4, 2024 primarily consisted of the sales of available-for-sale investments of $100.0 million, partially offset by capital expenditures of $36.2 million.

Cash Flows (Used for) Financing Activities

Cash used for financing activities for the 13 weeks ended May 3, 2025 consisted primarily of $201.5 million, including excise taxes, used to repurchase the Company's common stock under the ASR Agreement (as defined below), $31.3 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced program, and $21.7 million for cash dividends paid at a quarterly rate of $0.125 per share.

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

As of May 3, 2025, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $110.0 million and $12.0 million outstanding in stand-by letters of credit. As of May 4, 2024, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $12.0 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 13 weeks ended May 3, 2025, capital expenditures totaled $61.6 million. See below for a breakdown of expenditures:

	13 Weeks Ended		Increase/(Decrease)
	May 3, 2025	May 4, 2024
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$28,466	$20,532	$7,934	39%
Information technology initiatives	11,998	12,978	(980)	(8)
Supply chain infrastructure	11,427	2,116	9,311	440
Other home office projects	9,715	583	9,132	1566
Capital Expenditures	$61,606	$36,209	$25,397	70%

For Fiscal 2025, we expect capital expenditures to be approximately $275 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current available liquidity and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 Weeks Ended
	May 3, 2025		May 4, 2024
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	1	11	3	-
Aerie (2)	3	2	1	-
Todd Snyder	1	-	-	-
Unsubscribed	1	-	-	-
Total stores	6	13	4	-

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location

Share Repurchases

On March 11, 2025, the Company’s Board of Directors (the "Board") authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024.

Including this additional authorization, as of May 3, 2025, the Company had a total of 54.0 million shares remaining authorized for repurchase through February 3, 2029.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America") to repurchase an aggregate of $200 million of the Company’s common stock.

Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock, representing approximately 80% of the total shares that are expected to be repurchased under the ASR agreement. The exact number of shares the Company ultimately will repurchase under the ASR Agreement will be based generally on the average of the daily volume-weighted average price per share of the common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Bank of America may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required either to deliver shares of common stock or to make a cash payment to Bank of America. Final settlement of the transactions under the ASR Agreement is expected to occur by the end of the second quarter of Fiscal 2025.

During the 13 weeks ended May 3, 2025 and May 4, 2024, we repurchased approximately 0.7 million and 0.5 million shares, respectively, from certain employees at market prices totaling $7.9 million and $13.2 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 3, 2025, the Board declared a quarterly cash dividend of $0.125 per share on March 13, 2025, which was paid on April 25, 2025.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 1, 2025 contained in our Fiscal 2024 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $14 million is included in accumulated other comprehensive income during the 13 weeks ended May 3, 2025. Our market risk profile as of February 1, 2025 is disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2024 Form 10-K, and was unchanged as of May 3, 2025.

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

In connection with the preparation of this Quarterly Report, as of May 3, 2025, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. As of the date of this Quarterly Report, we believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims. Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for this period.

Refer to Note 11, Legal Proceedings, to the Consolidated Financial Statements included herein for additional information.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Fiscal 2024 Form 10-K. There have been no material changes to our risk factors as disclosed in the Fiscal 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 3, 2025:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 2, 2025 through March 1, 2025)	2,206,230	$15.35	2,000,000	18,500,000
Month #2 (March 2, 2025 through April 5, 2025)	14,788,376	13.77	14,466,546	54,033,453
Month #3 (April 6, 2025 through May 3, 2025)	126,081	10.92	—	54,033,453
Total	17,120,687	$13.96	16,466,546	54,033,453

(1)
In March 2025, pursuant to the ASR Agreement, the Company paid $200.0 million in cash and received an initial delivery of 14.5 million shares of its common stock. Additionally, there were 2.0 million shares repurchased as part of our publicly announced share repurchase program and an aggregate of 0.7 million shares were repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended May 3, 2025.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On March 11, 2025, the Board authorized the public repurchase of an additional 50 million shares under our existing share repurchase program, which expires on February 3, 2029.

ITEM 5: OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended May 3, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit 10.1

Accelerated Share Repurchase Agreement, dated March 14, 2025, by and between American Eagle Outfitters, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 17, 2025 (SEC File No. 001-33338))

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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted as inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of May 3, 2025, February 1, 2025, and May 4, 2024 (ii) Consolidated Statements of Operations for the 13 weeks ended May 3, 2025 and May 4, 2024, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 3, 2025 and May 4, 2024, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended May 3, 2025 and May 4, 2024, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended May 3, 2025 and May 4, 2024.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in inline XBRL

^ Management contract or compensatory plan or arrangement.

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2025

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)