Form 10-Q
period 2025-08-02
AMERICAN EAGLE OUTFITTERS INC
filed 2025-09-09
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 169,338,842 shares of Common Stock were outstanding at September 5, 2025.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on the views and beliefs of management of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 (the "Fiscal 2024 Form 10-K") that may not be in the control of management. As used herein, "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2026" refers to the 52-week period that will end on January 30, 2027. "Fiscal 2025" refers to the 52-week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024.

All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," "potential," and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately five to 15 American Eagle stores and approximately 30 Aerie and OFFLINE stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2025;
•
the anticipated selection of approximately 90 to 100 American Eagle and Aerie stores in the United States ("U.S.") and Canada for remodeling during Fiscal 2025;
•
the potential net closure of approximately 35 to 40 American Eagle stores at the expiration of their lease term, primarily in North America, during Fiscal 2025;
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
•
risks associated with our international merchandise sourcing strategy subjects us to risks, including, without limitation, those related to the imposition of tariffs, that could adversely impact our business and results of operations;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	August 2,	February 1,	August 3,
(In thousands, except per share amounts)	2025	2025	2024
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,780	$308,962	$191,837
Short-term investments	—	50,000	—
Merchandise inventory	718,337	636,655	663,659
Accounts receivable, net	237,355	262,365	231,750
Prepaid expenses	167,295	76,088	136,787
Other current assets	21,335	20,161	24,412
Total current assets	1,271,102	1,354,231	1,248,445
Operating lease right-of-use assets	1,604,457	1,295,400	1,153,354
Property and equipment, at cost, net of accumulated depreciation	773,872	751,264	722,193
Goodwill, net	225,231	225,079	225,213
Non-current deferred income taxes	48,322	68,158	87,245
Intangible assets, net	40,674	42,449	44,241
Other assets	97,374	94,194	59,625
Total assets	$4,061,032	$3,830,775	$3,540,316
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$247,578	$280,712	$259,734
Current portion of operating lease liabilities	321,334	313,034	307,570
Accrued compensation and payroll taxes	49,534	113,388	55,441
Unredeemed gift cards and gift certificates	57,376	70,094	51,791
Accrued income and other taxes	30,631	30,677	41,631
Other current liabilities and accrued expenses	76,932	74,751	78,219
Total current liabilities	783,385	882,656	794,386
Non-current liabilities:
Non-current operating lease liabilities	1,473,119	1,133,296	1,015,455
Long-term debt, net	203,000	—	—
Other non-current liabilities	56,918	47,963	36,109
Total non-current liabilities	1,733,037	1,181,259	1,051,564
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 169,336, 188,618 and 192,013 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	372,826	365,845	353,608
Accumulated other comprehensive loss	(34,646)	(56,390)	(39,271)
Retained earnings	2,416,980	2,456,063	2,320,348
Treasury stock, at cost, 80,230, 60,948 and 57,553 shares, respectively	(1,213,046)	(1,001,154)	(942,815)
Total stockholders’ equity	1,544,610	1,766,860	1,694,366
Total liabilities and stockholders’ equity	$4,061,032	$3,830,775	$3,540,316

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands, except per share amounts)	2025	2024	2025	2024
Total net revenue	$1,283,675	$1,291,058	$2,373,275	$2,434,925
Cost of sales, including certain buying, occupancy and warehousing expenses	783,713	792,162	1,550,892	1,471,791
Gross profit	499,962	498,896	822,383	963,134
Selling, general and administrative expenses	342,211	345,313	680,998	678,806
Impairment and restructuring charges	—	—	17,119	—
Depreciation and amortization expense	54,666	52,474	106,363	105,384
Operating income	$103,085	$101,109	$17,903	$178,944
Interest expense (income), net	1,919	(730)	1,700	(4,168)
Other (income), net	(172)	(1,715)	(523)	(3,111)
Income before income taxes	101,338	103,554	16,726	186,223
Provision for income taxes	23,705	26,290	3,992	41,209
Net income	$77,633	$77,264	$12,734	$145,014

Basic net income per common share	$0.45	$0.40	$0.07	$0.74
Diluted net income per common share	$0.45	$0.39	$0.07	$0.73

Weighted average common shares outstanding - basic	170,756	193,661	175,156	195,048
Weighted average common shares outstanding - diluted	171,659	197,757	176,482	199,406

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands)	2025	2024	2025	2024
Net income	$77,633	$77,264	$12,734	$145,014
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	7,459	(23,549)	21,744	(22,861)
Other comprehensive gain (loss)	7,459	(23,549)	21,744	(22,861)
Comprehensive income	$85,092	$53,715	$34,478	$122,153

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended August 2, 2025 and August 3, 2024

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at May 4, 2024	196,430	$2,496	$345,922	$2,267,785	$(848,125)	$(15,722)	$1,752,356
Stock awards	—	—	6,626	—	—	—	6,626
Repurchase of common stock as part of publicly announced programs, including excise tax	(4,500)	—	—	—	(95,993)	—	(95,993)
Repurchase of common stock from employees	(2)	—	—	—	(48)	—	(48)
Reissuance of treasury stock	85	—	(161)	(78)	1,351	—	1,112
Net income	—	—	—	77,264	—	—	77,264
Other comprehensive (loss)	—	—	—	—	—	(23,549)	(23,549)
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	599	(24,623)	—	—	(24,024)
Contributions from non-controlling interests	—		622	—	—	—	622
Balance at August 3, 2024	192,013	$2,496	$353,608	$2,320,348	$(942,815)	$(39,271)	$1,694,366

Balance at May 3, 2025	173,267	$2,496	$365,326	$2,361,273	$(1,212,774)	$(42,105)	$1,474,216
Stock awards	—	—	6,357	—	—	—	6,357
Repurchase of common stock as part of publicly announced programs, including excise tax	—	—	—	—	—	—	—
Accelerated share repurchase, including excise tax	(3,949)	—	—	—	(380)	—	(380)
Repurchase of common stock from employees	(2)	—	—	—	(20)	—	(20)
Reissuance of treasury stock	20	—	90	(67)	128	—	151
Net income	—	—	—	77,633	—	—	77,633
Other comprehensive income	—	—	—	—	—	7,459	7,459
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	689	(21,859)	—	—	(21,170)
Contributions from non-controlling interests	—	—	364	—	—	—	364
Balance at August 2, 2025	169,336	$2,496	$372,826	$2,416,980	$(1,213,046)	$(34,646)	$1,544,610

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

26 Weeks Ended August 2, 2025 and August 3, 2024

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	27,062	—	—	—	27,062
Repurchase of common stock as part of publicly announced programs, including excise tax	(6,000)	—	—	—	(130,941)	—	(130,941)
Repurchase of common stock from employees	(533)	—	—	—	(13,290)	—	(13,290)
Reissuance of treasury stock	1,610	—	(35,166)	10,996	25,280	—	1,110
Net income	—	—	—	145,014	—	—	145,014
Other comprehensive (loss)	—	—	—	—	—	(22,861)	(22,861)
Cash dividends declared and dividend equivalents ($0.250 per share)	—	—	1,204	(49,821)	—	—	(48,617)
Contributions from non-controlling interests	—	—	130	—	—	—	130
Balance at August 3, 2024	192,013	$2,496	$353,608	$2,320,348	$(942,815)	$(39,271)	$1,694,366

Balance at February 1, 2025	188,618	$2,496	$365,845	$2,456,063	$(1,001,154)	$(56,390)	$1,766,860
Stock awards	—	—	26,770	—	—	—	26,770
Repurchase of common stock as part of publicly announced programs, including excise tax	(2,000)	—	—	—	(31,301)	—	(31,301)
Repurchase of common stock from employees	(656)	—	—	—	(7,913)	—	(7,913)
Accelerated share repurchase, including excise tax	(18,416)	—	—	—	(201,849)	—	(201,849)
Reissuance of treasury stock	1,790	—	(21,280)	(7,622)	29,171	—	269
Net income	—	—	—	12,734	—	—	12,734
Other comprehensive income	—	—	—	—	—	21,744	21,744
Cash dividends declared and dividend equivalents ($0.250 per share)	—	—	1,371	(44,195)	—	—	(42,824)
Contributions from non-controlling interests	—	—	120	—	—	—	120
Balance at August 2, 2025	169,336	$2,496	$372,826	$2,416,980	$(1,213,046)	$(34,646)	$1,544,610

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	August 2,	August 3,
(In thousands)	2025	2024
Operating activities:
Net income	$12,734	$145,014
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	112,416	109,764
Share-based compensation	27,070	27,362
Deferred income taxes	22,399	(8,145)
Loss on impairment of assets	15,063	—
Changes in assets and liabilities:
Accounts receivable	25,147	14,638
Merchandise inventory	(71,694)	(33,750)
Operating lease assets	198,679	102,006
Operating lease liabilities	(170,288)	(112,528)
Other assets	(99,709)	(80,600)
Accounts payable	(33,829)	(7,872)
Accrued compensation and payroll taxes	(64,412)	(96,761)
Accrued and other liabilities	(435)	(18,988)
Net cash (used for) provided by operating activities	(26,859)	40,140
Investing activities:
Capital expenditures for property and equipment	(132,565)	(96,945)
Sale of available-for-sale investments	50,000	100,000
Other investing activities	8,452	(8,384)
Net cash (used for) investing activities	(74,113)	(5,329)
Financing activities:
Accelerated share repurchase, including excise tax	(201,849)	—
Repurchase of common stock as part of publicly announced programs, including excise tax	(31,301)	(130,941)
Repurchase of common stock from employees	(7,913)	(13,290)
Proceeds from revolving line of credit	485,300	—
Principal payments on revolving line of credit	(282,300)	—
Net proceeds from stock options exercised	-	2,963
Cash dividends paid	(42,824)	(48,617)
Other financing activities	(1,814)	(4,615)
Net cash (used for) financing activities	(82,701)	(194,500)
Effect of exchange rates changes on cash	1,491	(2,568)
Net change in cash and cash equivalents	(182,182)	(162,257)
Cash and cash equivalents - beginning of period	308,962	354,094
Cash and cash equivalents - end of period	$126,780	$191,837

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), a Delaware corporation, at August 2, 2025 and August 3, 2024 and for the 13 and 26 week periods ended August 2, 2025 and August 3, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2024 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

The Company operates stores in the United States, Canada and Mexico, with merchandise available in more than 30 countries through a global network of license partners. Additionally, the Company operates a robust e-commerce business across its brands.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interest is included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At August 2, 2025, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2025" refers to the 52-week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024. "Fiscal 2019" refers to the 52-week period ended on February 1, 2020. "Fiscal 2016" refers to the 52-week period ended on January 28, 2017.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. Additionally, the amendment requires disclosures of income/(loss) from continuing operations before taxes disaggregated between domestic and foreign, and income tax expense/(benefit), disaggregated by federal, state, and foreign. Disclosure requirements about the nature and estimated range of the reasonably possible change in unrecognized tax benefits over the next year have been removed as part of this amendment. The guidance is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 effective for Fiscal 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses ("ASU 2025-05"), which amends the guidance under Topic 326. This amendment provides the option to use a practical expedient to assume balance sheet conditions remain unchanged when developing forecasts for estimating expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025. The Company plans to adopt ASU 2025-05 effective for Fiscal 2026 and does not expect a material impact to the Consolidated Financial Statements.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 26 weeks ended August 2, 2025, an unrealized gain of $7 million and $22 million, respectively, was included in other comprehensive income, which was primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of August 2, 2025, the weighted average remaining useful life of our assets was approximately six years.

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

Refer to Note 6, Property and Equipment, Net to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for the 26 weeks ended August 2, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended August 2, 2025 or during the 13 and 26 weeks ended August 3, 2024.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 1, 2025. No indicators of impairment were present during the 13 and 26 weeks ended August 2, 2025 or August 3, 2024.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 and 26 weeks ended August 2, 2025 or August 3, 2024.

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

Interest Expense (Income), Net

Interest expense (income), net primarily consists of interest expense from Credit Facility borrowings and interest income from cash and cash equivalents.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash, cash equivalents, and short-term investments which are recorded in the Consolidated Balance Sheets:

(In thousands)	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents:
Cash	$122,507	$150,053	$187,592
Interest bearing deposits	$4,273	$158,909	$4,245
Total cash and cash equivalents	$126,780	$308,962	$191,837
Short-term investments:
Certificates of deposits	$-	$50,000	$-
Total short-term investments	$-	$50,000	$-
Total cash and short-term investments	$126,780	$358,962	$191,837

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

	Fair Value Measurements at August 2, 2025
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$122,507	$122,507	$-	$-
Interest bearing deposits	4,273	4,273	-	-
Total cash and cash equivalents	$126,780	$126,780	$-	$-

Long-Term Debt

As of August 2, 2025, the fair value of the Company's $203.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of August 3, 2024, there were no outstanding borrowing under the Company's Credit Facility.

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. During the 26 weeks ended August 2, 2025, the Company recorded asset impairment charges of $10.4 million related to operating lease ROU assets and $4.9 million related to fixed assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations for the 26 weeks ended August 2, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended August 2, 2025 or during the 13 and 26 weeks ended August 3, 2024. Refer to Note 13, Impairment and Restructuring Charges to the Consolidated Financial Statements for additional information regarding impairment and restructuring charges.

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

No indicators of goodwill impairment were present during the 13 and 26 weeks ended August 2, 2025 and August 3, 2024.

5. Earnings per Share (EPS)

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net income and numerator for basic EPS	$77,633	$77,264	$12,734	$145,014
Numerator for diluted EPS	$77,633	$77,264	$12,734	$145,014

Denominator:
Denominator for basic EPS - weighted average shares	170,756	193,661	175,156	195,048
Add: Dilutive effect of stock options and non-vested restricted stock	903	4,096	1,326	4,358
Denominator for diluted EPS - adjusted weighted average shares	171,659	197,757	176,482	199,406
Anti-dilutive shares (1)	4,151	393	3,518	350

(1) For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Dilutive and anti-dilutive shares related to share-based compensation. Refer to Note 9, Share-Based Payments, to the Consolidated Financial Statements for additional information regarding share-based compensation.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America"). Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares. The cumulative repurchases under the ASR agreement totaled 18.4 million shares, in the aggregate, at an average price of $10.86. The aforementioned repurchased shares have been recorded as treasury stock.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	August 2,	February 1,	August 3,
(In thousands)	2025	2025	2024
Property and equipment, at cost	$2,623,140	$2,571,285	$2,474,484
Less: Accumulated depreciation and impairment	(1,849,268)	(1,820,021)	(1,752,291)
Property and equipment, net	$773,872	$751,264	$722,193

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	August 2,	February 1,	August 3,
(In thousands)	2025	2025	2024
Goodwill, gross (1)	$269,025	$268,873	$269,007
Accumulated impairment (2)	(43,794)	(43,794)	(43,794)
Goodwill, net	$225,231	$225,079	$225,213

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.

(2)
Accumulated impairment includes $39.6 million recorded in Fiscal 2023, $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	August 2,	February 1,	August 3,
(In thousands)	2025	2025	2024
Intangible assets, gross	$147,765	$147,356	$147,405
Accumulated amortization	(66,559)	(64,374)	(62,631)
Accumulated impairment	(40,533)	(40,533)	(40,533)
Intangible assets, net	$40,674	$42,449	$44,241

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

As of August 2, 2025, the Company was in compliance with the terms of the Credit Agreement and had $203.0 million in outstanding borrowings and $12 million outstanding in stand-by letters of credit. As of August 3, 2024, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $12 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The total interest expense related to the Credit Facility for the 13 and 26 weeks ended August 2, 2025 was $1.8 million and $2.1 million, respectively. There were no Credit Facility borrowings for the 13 and 26 weeks ended August 3, 2024.

9. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 2, 2025 was $6.5 million ($5.0 million, net of tax) and $27.1 million ($20.6 million, net of tax), respectively, and for the 13 and 26 weeks ended August 3, 2024 was $6.8 million ($5.1 million, net of tax) and $27.4 million ($21.3 million, net of tax), respectively.

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 26 weeks ended August 2, 2025 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2025	4,324	$17.98
Granted	1,343	$12.59
Exercised	-	$-
Cancelled	(468)	$21.89
Outstanding - August 2, 2025	5,199	$16.24	4.1	1,185
Vested and expected to vest - August 2, 2025	5,036	$16.19	3.9	32
Exercisable - August 2, 2025 (1)	433	$8.62	2.8	1,148
(1)
Options exercisable represent "in-the-money" vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on August 2, 2025.

As of August 2, 2025, there was $1.2 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
	August 2,	August 3,
Black-Scholes Option Valuation Assumptions	2025	2024
Risk-free interest rate (1)	3.9%	4.4%
Dividend yield	3.5%	1.9%
Volatility factor (2)	47.5%	55.4%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	August 2, 2025		August 2, 2025
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2025	2,360	$18.56	2,218	$18.05
Granted	2,063	$12.63	1,058	$14.45
Vested	(1,193)	$17.38	(563)	$19.69
Cancelled	(94)	$17.45	(254)	$18.59
Non-vested - August 2, 2025	3,136	$15.14	2,459	$16.07

As of August 2, 2025, there was $38.5 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. There is $7.6 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.0 years.

As of August 2, 2025, the Company had 7 million shares available for all equity grants under the Company's stockholder-approved equity incentive plan.

10. Income Taxes

On July 4, 2025, the U.S. government enacted tax legislation in H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes significant provisions including modifications to U.S. taxation on foreign earnings, the reinstating of one hundred percent bonus depreciation and the repeal of capitalization of U.S. research and development expenditures, reinstating full expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years.

The Company has accounted for the estimated tax implications of the OBBBA in the second quarter of FY2025. The impact to our effective tax rate for both the 13 and 26 weeks ended August 2, 2025 is immaterial. As our assessment is based on current estimates, we will continue to refine our calculations and evaluate the full impact of the OBBBA on our consolidated financial statements. Our estimates may be adjusted as more guidance is released around OBBBA and as additional information become available.

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 2, 2025 was 23.4% compared to 25.4% for the 13 weeks ended August 3, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to tax audit adjustments and foreign currency adjustments. The effective income tax rate for the 26 weeks ended August 2, 2025 was 23.9% compared to 22.1% for the 26 weeks ended August 3, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for both the 13 weeks and 26 weeks ended August 2, 2025 and August 3, 2024. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended August 2, 2025 and August 3, 2024. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $6.8 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits, which is expected to have an immaterial impact on the annual effective tax rate.

11. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies ("ASC 450"), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes, as of the date of this Quarterly Report, that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Reportable segment information is presented in the following tables:

For the 13 weeks ended August 2, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$800,406	$429,084	$61,523	$(7,338)	$1,283,675
Cost of sales, including certain buying, occupancy and warehousing costs	470,860	250,525
Selling, general and administrative expenses	170,640	89,191
Depreciation and amortization	20,718	14,740
Total segment operating income	$138,188	$74,628	$(10,094)	$-	$202,722
Unallocated corporate expenses					(99,637)
Total operating income					103,085
Interest expense, net					1,919
Other (income), net					(172)
Income before income taxes					$101,338

For the 13 weeks ended August 3, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$827,638	$415,646	$57,457	$(9,683)	$1,291,058
Cost of sales, including certain buying, occupancy and warehousing costs	487,351	248,883
Selling, general and administrative expenses	177,274	82,239
Depreciation and amortization	18,124	14,884
Total segment operating income	$144,889	$69,640	$(10,155)	$-	$204,374
Unallocated corporate expenses					(103,265)
Total operating income					101,109
Interest (income), net					(730)
Other (income), net					(1,715)
Income before income taxes					$103,554

For the 26 weeks ended August 2, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$1,494,271	$788,872	$105,494	$(15,362)	$2,373,275
Cost of sales, including certain buying, occupancy and warehousing costs	926,755	512,451
Selling, general and administrative expenses	338,695	172,108
Depreciation and amortization	40,886	28,910
Total segment operating income	$187,935	$75,403	$(23,264)	$-	$240,074
Unallocated corporate expenses					(205,052)
Impairment and restructuring charges (1)					$(17,119)
Total operating income					17,903
Interest expense, net					1,700
Other (income), net					(523)
Income before income taxes					$16,726
(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information.

For the 26 weeks ended August 3, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$1,552,382	$788,298	$112,441	$(18,196)	$2,434,925
Cost of sales, including certain buying, occupancy and warehousing costs	895,774	466,044
Selling, general and administrative expenses	337,435	161,148
Depreciation and amortization	35,700	30,139
Total segment operating income	$283,473	$130,967	$(25,003)	$-	$389,437
Unallocated corporate expenses					(210,493)
Total operating income					178,944
Interest (income), net					(4,168)
Other (income), net					(3,111)
Income before income taxes					$186,223

	13 Weeks Ended
	August 2,	August 3,
	2025	2024
Capital Expenditures
American Eagle	$24,577	$24,087
Aerie	22,249	15,874
Other	9,115	4,593
General corporate expenditures	15,018	16,182
Total Capital Expenditures	$70,959	$60,736

	26 Weeks Ended
	August 2,	August 3,
	2025	2024
Capital Expenditures
American Eagle	$43,510	$36,721
Aerie	40,174	27,616
Other	19,288	7,457
General corporate expenditures	29,593	25,151
Total Capital Expenditures	$132,565	$96,945

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 97% and 96%, respectively, of total net revenue for the 13 weeks and 26 weeks ended August 2, 2025.

The following table presents summarized geographical information:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Total net revenue:
United States	$1,083,813	$1,088,870	$2,005,326	$2,048,604
Foreign (1)	199,862	202,188	367,949	386,321
Total net revenue	$1,283,675	$1,291,058	$2,373,275	$2,434,925

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	August 2,	August 3,
(In thousands)	2025	2024
Long-lived assets, net:
United States	$2,204,998	$1,717,538
Foreign	173,331	158,009
Total long-lived assets, net	$2,378,329	$1,875,547

13. Impairment and Restructuring Charges

The following table represents impairment and restructuring charges. All amounts were recorded within impairment and restructuring on the Consolidated Statements of Operations during the 26 weeks ended August 2, 2025. There were no impairment and restructuring charges recorded for the 13 weeks ended August 2, 2025 or August 3, 2024 or for the 26 weeks ended August 3, 2024.

26 Weeks Ended
August 2,
(In thousands)	2025
Long-lived asset impairment charges (1)	$15,274
Employee severance (2)	1,845
Total impairment and restructuring charges	$17,119

The following footnotes relate to impairment and restructuring charges recorded in the 26 weeks ended August 2, 2025:

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

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

26 Weeks Ended
August 2,
(In thousands)	2025
Accrued liability as of February 1, 2025	$7,650
Add: Costs incurred, excluding non-cash charges	$1,845
Less: Cash payments and adjustments	(7,276)
Accrued liability as of August 2, 2025	$2,219

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

Current Trends and Outlook

Macroeconomic Conditions

During Fiscal 2024 and the 13 and 26 weeks ended August 2, 2025, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess spring and summer inventory.

After a challenging spring season, second quarter demand increased as the quarter progressed. Top-line improvement, coupled with lower than expected promotional activity, enabled us to stabilize margins and deliver operating income slightly ahead of last year for the 13 weeks ended August 2, 2025.

In addition, recent changes in legislative and regulatory developments, including tariffs and other trade policies, have introduced additional uncertainty in the global economy. For example, in April 2025, the U.S. government imposed a new tariff and trade policy and has subsequently announced various updates to its tariff policy. The imposition of tariffs by the U.S. government, associated geopolitical tensions, including retaliatory tariffs by trading partners, and uncertainties regarding tariffs have and may further affect our margins and operations or could lead to further weakened business conditions for our industry. We continue to evaluate the impact of tariffs and other trade policies on our business.

For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see "Risk Factors" in Part I, Item 1A of our Fiscal 2024 Form 10-K.

Omni-Channel Capabilities

The Company operates stores in the United States, Canada and Mexico, with merchandise available in more than 30 countries through a global network of license partners. Additionally, the company operates a robust e-commerce business across its brands.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Results of Operations

Overview

For the 13 weeks ended August 2, 2025:

•
Total revenue decreased 1% from $1.291 billion to $1.284 billion, with American Eagle revenue decreasing 3% year-over-year, and Aerie revenue increasing 3% year-over-year. American Eagle's comparable sales decreased 3% year-over-year, and Aerie's comparable sales increased 3% year-over-year.
•
Gross profit of $500 million increased by 30 basis points year-over-year to 38.9% as a percentage of total revenue.
•
Operating income increased 2% to $103 million and increased by 20 basis points to 8.0% as a percentage of total revenue, compared to $101 million last year.
•
Diluted earnings per share increased to $0.45 for the 13 weeks ended August 2, 2025 compared to $0.39 for the 13 weeks ended August 3, 2024. Year-to-date, the company has completed $231 million, or 20.4 million shares, in share repurchases, which is approximately a 10% reduction in diluted shares outstanding.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	August 2, 2025		August 3, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,283,675	100.0%	$1,291,058	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	783,713	61.1	792,162	61.4
Gross profit	499,962	38.9	498,896	38.6
Selling, general and administrative expenses	342,211	26.7	345,313	26.7
Depreciation and amortization expense	54,666	4.2	52,474	4.1
Operating income	103,085	8.0	101,109	7.8
Interest expense (income), net	1,919	0.1	(730)	(0.1)
Other (income), net	(172)	(0.0)	(1,715)	(0.1)
Income before income taxes	$101,338	7.9	$103,554	8.0
Provision for income taxes	23,705	1.9	26,290	2.0
Net income	$77,633	6.0%	$77,264	6.0%

	26 Weeks Ended
	August 2, 2025		August 3, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$2,373,275	100.0%	$2,434,925	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	1,550,892	65.3	1,471,791	60.5
Gross profit	822,383	34.7	963,134	39.5
Selling, general and administrative expenses	680,998	28.7	678,806	27.9
Impairment & restructuring charges(1)	17,119	0.7	-	0.0
Depreciation and amortization expense	106,363	4.5	105,384	4.3
Operating income(1)	17,903	0.8	178,944	7.3
Interest expense (income), net	1,700	0.1	(4,168)	(0.2)
Other (income), net	(523)	(0.0)	(3,111)	(0.1)
Income before income taxes	$16,726	0.7	$186,223	7.6
Provision for income taxes	3,992	0.2	41,209	1.6
Net income(1)	$12,734	0.5%	$145,014	6.0%

(1) Refer to "Non-GAAP Information" below for non-GAAP or adjusted financial measures.

The following table shows our consolidated store data for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Number of stores:
Beginning of period	1,176	1,173	1,172	1,182
Opened	12	14	18	18
Closed	(3)	(9)	(5)	(22)
End of period	1,185	1,178	1,185	1,178

Total gross square feet at end of period (in '000)	7,266	7,240	7,266	7,240
International licensed retail stores at end of period (1)	365	313	365	313

(1)
International licensed retail stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 2, 2025, we operated 829 American Eagle retail stores, consisting of 183 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and six OFFLINE™ side-by-side locations, 325 Aerie stand-alone stores (including 43 OFFLINE™ stand-alone stores and 46 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 23 Todd Snyder stand-alone locations and eight Unsubscribed locations.

Comparison of the 13 weeks ended August 2, 2025 to the 13 weeks ended August 3, 2024

Total Net Revenue

Total net revenue decreased 1% for the 13 weeks ended August 2, 2025 to $1.284 billion, compared to $1.291 billion last year. Store and digital revenue both decreased 1%. Total comparable sales decreased by 1%, compared to a 4% increase last year. Traffic and units were up across brands and channels, with declines in average unit retail price.

	13 Weeks Ended				Increase/(Decrease)
	August 2, 2025		August 3, 2024
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$800,406	62.4%	$827,638	64.1%	$(27,232)	(3)%
Aerie	429,084	33.4	415,646	32.2	13,438	3
Other	61,523	4.8	57,457	4.5	4,066	7
Intersegment Eliminations	(7,338)	(0.6)	(9,683)	(0.8)	2,345	(24)
Total net revenue	$1,283,675	100.0%	$1,291,058	100.0%	$(7,383)	(1)%

American Eagle. The decrease in net revenue was driven by lower average unit retail price, leading to lower transaction value, partially offset by increases in traffic and transactions. American Eagle comparable sales decreased 3%.

Aerie. The increase in net revenue was driven by increased traffic and transactions across channels, as well as increased units per transaction, partially offset by lower average unit retail price. Aerie comparable sales increased 3%.

Other. The increase in net revenue was primarily attributable to higher revenue from Todd Snyder and Unsubscribed.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$499,962	$498,896	$1,066	0%
Gross Margin	38.9%	38.6%	30 basis points

Gross profit was flat year-over-year, with the decline in revenue offset by lower promotional activity.

During the 13 weeks ended August 2, 2025 and August 3, 2024, $2.6 million and $2.5 million, respectively of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$342,211	$345,313	$(3,102)	(1)%
Selling, general and administrative expenses as a percentage of net revenue	26.7%	26.7%	0 basis points

The decrease in SG&A expense was primarily driven by lower compensation costs as a result of recent restructuring and lower incentive costs, partially offset by investments in advertising. The balance of expense categories were flat, reflecting ongoing cost management initiatives.

There was $3.9 million and $4.3 million of share-based payment expense included in SG&A expenses for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$20,718	$18,124	$2,594	14%
Aerie	14,740	14,884	(144)	(1)
Other	19,208	19,466	(258)	(1)
Total depreciation and amortization expense	$54,666	$52,474	$2,192	4%
Total depreciation and amortization expense as a percentage of net revenue	4.2%	4.1%	-10 basis points

The increase in expense was primarily driven by new and renovated American Eagle stores.

Operating Income

	13 Weeks Ended				Increase/(Decrease)
	August 2, 2025		August 3, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$138,188	10.8%	$144,889	11.2%	$(6,701)	(5)%
Aerie	74,628	5.8	69,640	5.4	4,988	7
Other	(10,094)	(0.8)	(10,155)	(0.8)	61	(1)
General corporate expenses	(99,637)		(103,265)		3,628
Total Operating Income	$103,085		$101,109		$1,976	2%
Total Operating Income as a percentage of net revenue	8.0%		7.8%		20 basis points

The increase in operating income was primarily driven by higher gross profit and lower SG&A expenses, partially offset by increased depreciation and amortization expense, all of which are explained in detail above.

American Eagle. The decrease was primarily the result of an $11 million decrease in gross profit driven by decreased merchandise margin on the $27 million, or 3%, decline in total net revenue, partially offset by a $6 million reduction in SG&A expenses.

Aerie. The increase was primarily the result of a $12 million increase in gross profit driven by incremental merchandise margin on the $13 million, or 3% increase in total net revenue, partially offset by a $7 million increase in SG&A expenses, primarily related to investments in advertising and variable selling expenses.

General Corporate Expenses. The decrease was primarily driven by a reduction in compensation costs as a result of recent restructuring and lower incentive costs.

Interest Expense (Income), net

13 Weeks Ended			Increase/(Decrease)
August 2, 2025		August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Interest expense (income), net	$1,919	$(730)	$(2,649)	363%
Interest expense (income) as a percentage of net revenue	0.1%	(0.1)%	-20 basis points

The increase in interest expense (income), net is primarily related to $2 million in interest expense on increased borrowings year-over-year.

Other (Income), net

13 Weeks Ended			Increase/(Decrease)
August 2, 2025		August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(172)	$(1,715)	$(1,543)	(90)%
Other (income), net as a percentage of net revenue	(0.0)%	(0.1)%	-10 basis points

Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$23,705	$26,290	$(2,585)	(10)%
Provision for incomes taxes as a percentage of net revenue	1.9%	2.0%	10 basis points

Effective tax rate	23.4%	25.4%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 2, 2025 was 23.4% compared to 25.4% for the 13 weeks ended August 3, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to tax audit adjustments and foreign currency adjustments.

Net Income

	13 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Net income	$77,633	$77,264	$368	0%
Net income as a percentage of net revenue	6.0%	6.0%	0 basis points

Net income per diluted share of $0.45 increased for the 13 weeks ended August 2, 2025, compared to $0.39 for the 13 weeks ended August 3, 2024. The increase in net income was attributable to the factors noted above. The increase in net income per diluted share was due to a reduction in diluted shares outstanding as a result of recent share repurchases.

Comparison of the 26 weeks ended August 2, 2025 to the 26 weeks ended August 3, 2024

Total Net Revenue

Total net revenue decreased 3% to $2.373 billion for the 26 weeks ended August 2, 2025, compared to $2.435 billion last year. Digital revenue decreased 1%, and store revenue decreased 3%. Total comparable sales decreased by 2%, compared to a 5% increase last year.

	26 Weeks Ended				Increase/(Decrease)
	August 2, 2025		August 3, 2024
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$1,494,271	63.0%	$1,552,382	63.8%	$(58,111)	(4)%
Aerie	788,872	33.2	788,298	32.4	574	0
Other	105,494	4.4	112,441	4.6	(6,947)	(6)
Intersegment Eliminations	(15,362)	(0.6)	(18,196)	(0.7)	2,834	(16)
Total net revenue	$2,373,275	100.0%	$2,434,925	100.0%	$(61,650)	(3)%

American Eagle. The decrease in net revenue was driven by lower average unit retail, partially offset by increased units per transaction. American Eagle comparable sales decreased 3%.

Aerie. Net revenue was flat year-over-year, with lower average unit retail price leading to lower transaction value, offset by 11 net new store openings year-over-year.

Other. The decrease in net revenue was primarily attributable to planned lower revenue from Quiet Platforms due to our change in strategy for this business.

Gross Profit

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$822,383	$963,134	$(140,751)	(15)%
Gross Margin	34.7%	39.5%	-480 basis points

The 15% decrease in gross profit was primarily driven by a decrease of $123 million in merchandise margin year over year due to lower sales and increased promotional activity.

During the 26 weeks ended August 2, 2025 and August 3, 2024, $9.5 million and $9.1 million, respectively of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$680,998	$678,806	$2,192	0%
Selling, general and administrative expenses as a percentage of net revenue	28.7%	27.9%	-80 basis points

The increase in SG&A expense was primarily related to an increase in advertising year-over-year, partially offset by lower compensation costs.

There was $17.5 million and $18.3 million of share-based payment expense included in SG&A expenses for the 26 week periods ended August 2, 2025 and August 3, 2024, respectively, comprised of both time and performance-based awards.

Impairment & Restructuring Charges

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Impairment and restructuring charges	$17,119	$-	$17,119	100%
Impairment and restructuring charges as a percentage of net revenue	0.7%	0.0%	-70 basis points

During the 26 weeks ended August 2, 2025, we recorded $17.1 million of impairment and restructuring charges. We recorded $10.4 million of impairment related to ROU assets, $4.9 million related to fixed assets, and $1.8 million of employee severance.

Depreciation and Amortization Expense

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$40,886	$35,700	$5,186	15%
Aerie	28,910	30,139	(1,229)	(4)
Other	36,567	39,545	(2,978)	(8)
Total depreciation and amortization expense	$106,363	$105,384	$979	1%
Total depreciation and amortization expense as a percentage of net revenue	4.5%	4.3%	-20 basis points

The increase in expense was primarily driven by new and renovated American Eagle stores.

Operating Income

	26 Weeks Ended				Increase/(Decrease)
	August 2, 2025		August 3, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$187,935	14.6%	$283,473	11.6%	$(95,538)	(34)%
Aerie	$75,403	5.9	130,967	5.4	(55,564)	(42)
Other	$(23,264)	(1.8)	(25,003)	(1.0)	1,739	(7)
General corporate expenses	$(205,052)		(210,493)		5,441
Impairment and restructuring charges	$(17,119)		-		(17,119)
Total Operating Income	$17,903		$178,944		$(161,041)	(90)%
Total Operating Income as a percentage of income	0.8%		7.3%		-650 basis points

The decrease in operating income was primarily driven by lower gross profit, and an increase in impairment and restructuring charges, all of which are explained in detail above.

American Eagle. The decrease was primarily the result of a $89 million decline in gross profit driven by lower merchandise margin on the $58 million, or 4%, decline in total net revenue and increased promotional activity. Depreciation and amortization expense also increased $5 million primarily as a result of new and renovated stores.

Aerie. The decrease was primarily the result of a $46 million decline in gross profit driven by lower merchandise margin due to increased promotional activity and product cost. Selling, general, and administrative expenses also increased $11 million year-over-year, primarily due to investments in advertising and increased store compensation cost.

Interest Expense (Income), net

26 Weeks Ended			Increase/(Decrease)
August 2, 2025		August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Interest expense (income), net	$1,700	$(4,168)	$(5,868)	141%
Interest expense (income) as a percentage of net revenue	0.1%	(0.2)%	-30 basis points

The increase in interest expense (income), net during the 26 weeks ended August 2, 2025 was primarily attributable to a $3 million increase in interest expense as a result of borrowings on our Credit Facility, as well as a $3 million reduction in interest income as a result of lower cash balances.

Other (Income), net

26 Weeks Ended			Increase/(Decrease)
August 2, 2025		August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(523)	$(3,111)	$(2,588)	(83)%
Other (income), net as a percentage of net revenue	(0.0)%	(0.1)%	-10 basis points

Provision for Income Taxes

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$3,992	$41,209	$(37,217)	(90)%
Provision for incomes taxes as a percentage of net revenue	0.2%	1.6%	140 basis points

Effective tax rate	23.9%	22.1%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended August 2, 2025 was 23.9% compared to 22.1% for the 26 weeks ended August 3, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

Net Income

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Net income	$12,734	$145,014	$(132,280)	(91)%
Net income as a percentage of net revenue	0.5%	6.0%	-550 basis points

Net income per diluted share decreased to $0.07 per diluted share for the 26 weeks ended August 2, 2025, compared to $0.73 per diluted share for the 26 weeks ended August 3, 2024. The decrease in net income was attributable to the factors noted above. The reduction in net income per diluted share was partially offset by a reduction in diluted shares outstanding as a result of recent share repurchases.

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

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	26 Weeks Ended
	August 2, 2025
	Operating income	Provision for income taxes	Net income	Earnings per Diluted Share
GAAP Basis	$17,903	$3,992	$12,734	$0.07
% of Revenue	0.8%		0.5%

Add: Impairment and restructuring charges (1)	17,119		13,130	0.08

Tax effect of the above (2)		$3,988

Non-GAAP Basis	$35,022	$7,980	$25,864	$0.15
% of Revenue	1.5%		1.1%

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax benefit calculated on a GAAP basis and on a non-GAAP basis.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of August 2, 2025, our international licensing partners operated in 365 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of August 2, 2025, we had 99 and 92 Company-owned stores in Canada and Mexico, respectively.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of August 2, 2025, the Company had $203.0 million in borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information.

As of August 2, 2025, we had approximately $126.8 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

August 2, 2025
Working Capital (in thousands)	487,717
Current Ratio	1.62

The following table sets forth net cash flows in operating, investing, and financing activities for the 26 weeks ended August 2, 2025 and August 3, 2024:

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)
Total cash (used for) provided by:
Operating activities	$(26,859)	$40,140	$(66,999)
Investing activities	(74,113)	(5,329)	(68,784)
Financing activities	(82,701)	(194,500)	111,799
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,491	(2,568)	4,059
(Decrease) in cash and cash equivalents	$(182,182)	$(162,257)	$(19,925)

Cash Flows (Used For) Provided By Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows (Used For) Investing Activities

Investing activities for the 26 weeks ended August 2, 2025 primarily consisted of capital expenditures of $132.6 million, partially offset by the sale of available-for-sale investments of $50.0 million.

Investing activities for the 26 weeks ended August 3, 2024 primarily consisted of the sales of available-for-sale investments of $100.0 million, partially offset by capital expenditures of $96.9 million.

Cash Flows (Used for) Financing Activities

Cash used for financing activities for the 26 weeks ended August 2, 2025 consisted primarily of $201.8 million, including excise taxes, used to repurchase the Company's common stock under the ASR Agreement (as defined below), $42.8 million for cash dividends paid at a quarterly rate of $0.125 per share, and $31.3 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced program, partially offset by net Credit Facility borrowings of $203.0 million.

Cash used for financing activities for the 26 weeks ended August 3, 2024 consisted primarily of $130.9 million used for the repurchase of common stock under our publicly announced program, and $48.6 million for cash dividends paid at a quarterly rate of $0.125 per share.

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

As of August 2, 2025, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $203.0 million and $12.0 million outstanding in stand-by letters of credit. As of August 3, 2024, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $12.0 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 26 weeks ended August 2, 2025, capital expenditures totaled $132.6 million. See below for a breakdown of expenditures:

	26 Weeks Ended		Increase/(Decrease)
	August 2, 2025	August 3, 2024
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$66,649	$61,043	$5,606	9%
Information technology initiatives	22,765	24,012	(1,247)	(5)
Supply chain infrastructure	20,947	8,711	12,236	140
Other home office projects	22,204	3,179	19,025	598
Capital Expenditures	$132,565	$96,945	$35,620	37%

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

See below for a breakdown for stores remodeled and new stores opened in the 26 weeks ended August 2, 2025 and August 3, 2024:

	26 Weeks Ended
	August 2, 2025		August 3, 2024
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	3	24	6	36
Aerie (2)	9	1	10	-
Todd Snyder	4	-	2	-
Unsubscribed	2	-	-	-
Total stores	18	25	18	36

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location

Share Repurchases

On March 11, 2025, the Company’s Board of Directors (the "Board") authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024. Including this additional authorization, as of August 2, 2025, the Company had a total of 54.0 million shares remaining authorized for repurchase through February 3, 2029. During the 26 weeks ended August 2, 2025, approximately 2.0 million shares were repurchased as part of our publicly announced share repurchase program.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America") to repurchase an aggregate of $200 million of the Company’s common stock.

Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares. The cumulative repurchases under the ASR Agreement totaled 18.4 million shares, in the aggregate, at an average price of $10.86.

During the 26 weeks ended August 2, 2025 and August 3, 2024, we repurchased approximately 0.7 million and 0.5 million shares, respectively, from certain employees at market prices totaling $7.9 million and $13.3 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 2, 2025, the Board declared a quarterly cash dividend of $0.125 per share on June 4, 2025, which was paid on July 25, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $7 million and $22 million is included in accumulated other comprehensive income during the 13 and 26 weeks ended August 2, 2025, respectively. Our market risk profile as of February 1, 2025 is disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2024 Form 10-K, and was unchanged as of August 2, 2025.

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

In connection with the preparation of this Quarterly Report, as of August 2, 2025, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 2, 2025:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 4, 2025 through May 31, 2025)	769	$11.98	—	54,033,453
Month #2 (June 1, 2025 through July 5, 2025)	3,950,231	10.86	3,949,152	50,084,301
Month #3 (July 6, 2025 through August 2, 2025)	—	—	—	50,084,301
Total	3,951,000	$10.86	3,949,152	50,084,301

(1)
In March 2025, pursuant to the ASR Agreement, the Company paid $200.0 million in cash and received an initial delivery of 14.5 million shares of its common stock. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On March 11, 2025, the Board authorized the public repurchase of an additional 50 million shares under our existing share repurchase program, which expires on February 3, 2029.

ITEM 5: OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended August 2, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted as inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of August 2, 2025, February 1, 2025, and August 3, 2024 (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended August 2, 2025 and August 3, 2024.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in inline XBRL

^ Management contract or compensatory plan or arrangement.

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2025

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)