Form 10-Q
period 2025-11-01
AMERICAN EAGLE OUTFITTERS INC
filed 2025-12-09
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 169,512,006 shares of Common Stock were outstanding at December 4, 2025.

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

All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," "potential," and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately five to 15 American Eagle stores and approximately 45 to 50 Aerie and OFFLINE store fronts, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2025;
•
the anticipated selection of approximately 90 to 100 American Eagle and Aerie stores in the United States ("U.S.") and Canada for remodeling during Fiscal 2025;
•
the potential net closure of approximately 35 to 40 American Eagle stores and 5 to 10 Aerie stores at the expiration of their lease term, primarily in North America, during Fiscal 2025;
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
•
the extent to which our product costs are adversely affected by foreign trade issues, including import tariffs and other trade restrictions, increasing prices for raw materials unrelated to tariffs, currency exchange rate fluctuations, supply chain issues, political instability, the potential for a trade war, or other reasons, all of which could impact our profitability
•
the extent to which our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements, including the imposition of, or changes or uncertainties relating to, tariffs, all of which could impact our suppliers' ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing;
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
•
risks associated with our international merchandise sourcing strategy subjects us to risks, including, without limitation, those related to the imposition of, or changes or uncertainties relating to, tariffs, all of which could adversely impact our business and results of operations;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	November 1,	February 1,	November 2,
(In thousands, except per share amounts)	2025	2025	2024
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,830	$308,962	$160,195
Short-term investments	—	50,000	—
Merchandise inventory	891,232	636,655	804,256
Accounts receivable, net	245,335	262,365	214,114
Prepaid expenses	125,716	76,088	118,773
Other current assets	21,917	20,161	38,810
Total current assets	1,397,030	1,354,231	1,336,148
Operating lease right-of-use assets	1,570,936	1,295,400	1,237,741
Property and equipment, at cost, net of accumulated depreciation	797,154	751,264	745,988
Goodwill, net	225,184	225,079	225,196
Non-current deferred income taxes	46,747	68,158	88,092
Intangible assets, net	39,756	42,449	43,371
Other assets	113,051	94,194	59,596
Total assets	$4,189,858	$3,830,775	$3,736,132
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$305,268	$280,712	$283,471
Current portion of operating lease liabilities	319,332	313,034	293,006
Accrued compensation and payroll taxes	71,575	113,388	90,289
Unredeemed gift cards and gift certificates	55,891	70,094	50,161
Accrued income and other taxes	28,847	30,677	38,468
Other current liabilities and accrued expenses	73,887	74,751	95,620
Total current liabilities	854,800	882,656	851,015
Non-current liabilities:
Non-current operating lease liabilities	1,441,904	1,133,296	1,098,197
Long-term debt, net	210,000	—	—
Other non-current liabilities	57,814	47,963	40,322
Total non-current liabilities	1,709,718	1,181,259	1,138,519
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 169,512, 188,618 and 192,102 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	378,470	365,845	359,348
Accumulated other comprehensive loss	(31,611)	(56,390)	(49,872)
Retained earnings	2,486,281	2,456,063	2,376,077
Treasury stock, at cost, 80,054, 60,948 and 57,464 shares, respectively	(1,210,296)	(1,001,154)	(941,451)
Total stockholders’ equity	1,625,340	1,766,860	1,746,598
Total liabilities and stockholders’ equity	$4,189,858	$3,830,775	$3,736,132

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share amounts)	2025	2024	2025	2024
Total net revenue	$1,362,701	$1,289,094	$3,735,976	$3,724,019
Cost of sales, including certain buying, occupancy and warehousing expenses	810,824	762,470	2,361,716	2,234,260
Gross profit	551,877	526,624	1,374,260	1,489,759
Selling, general and administrative expenses	386,340	351,380	1,067,338	1,030,186
Impairment and restructuring charges	—	17,561	17,119	17,561
Depreciation and amortization expense	52,963	51,594	159,326	156,978
Operating income	$112,574	$106,089	$130,477	$285,034
Interest expense (income), net	2,144	(1,246)	3,844	(5,414)
Other (income), net	(14,152)	(895)	(14,675)	(4,006)
Income before income taxes	124,582	108,230	141,308	294,454
Provision for income taxes	33,238	28,211	37,230	69,420
Net income	$91,344	$80,019	$104,078	$225,034

Basic net income per common share	$0.54	$0.42	$0.60	$1.16
Diluted net income per common share	$0.53	$0.41	$0.59	$1.14

Weighted average common shares outstanding - basic	168,925	191,630	173,087	193,908
Weighted average common shares outstanding - diluted	172,860	195,782	175,789	198,201

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands)	2025	2024	2025	2024
Net income	$91,344	$80,019	$104,078	$225,034
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	3,035	(10,601)	24,779	(33,462)
Other comprehensive gain (loss)	3,035	(10,601)	24,779	(33,462)
Comprehensive income	$94,379	$69,418	$128,857	$191,572

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended November 1, 2025 and November 2, 2024

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at August 3, 2024	192,013	$2,496	$353,608	$2,320,348	$(942,815)	$(39,271)	$1,694,366
Stock awards	—	—	5,860	—	—	—	5,860
Repurchase of common stock as part of publicly announced programs, including excise tax	—	—	—	—	—	—	—
Repurchase of common stock from employees	(17)	—	—	—	(355)	—	(355)
Reissuance of treasury stock	106	—	(1,007)	296	1,719	—	1,008
Net income	—	—	—	80,019	—	—	80,019
Other comprehensive (loss)	—	—	—	—	—	(10,601)	(10,601)
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	575	(24,586)	—	—	(24,011)
Contributions from non-controlling interests	—	—	312	—	—	—	312
Balance at November 2, 2024	192,102	$2,496	$359,348	$2,376,077	$(941,451)	$(49,872)	$1,746,598

Balance at August 2, 2025	169,336	$2,496	$372,826	$2,416,980	$(1,213,046)	$(34,646)	$1,544,610
Stock awards	—	—	5,970	—	—	—	5,970
Repurchase of common stock as part of publicly announced programs, including excise tax	—	—	—	—	—	—	—
Repurchase of common stock from employees	(2)	—	—	—	(34)	—	(34)
Reissuance of treasury stock	178	—	(179)	(157)	2,784	—	2,448
Net income	—	—	—	91,344	—	—	91,344
Other comprehensive income	—	—	—	—	—	3,035	3,035
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	697	(21,886)	—	—	(21,189)
Contributions from non-controlling interests	—	—	(844)	—	—	—	(844)
Balance at November 1, 2025	169,512	$2,496	$378,470	$2,486,281	$(1,210,296)	$(31,611)	$1,625,340

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

39 Weeks Ended November 1, 2025 and November 2, 2024

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	32,922	—	—	—	32,922
Repurchase of common stock as part of publicly announced programs, including excise tax	(6,000)	—	—	—	(130,941)	—	(130,941)
Repurchase of common stock from employees	(549)	—	—	—	(13,645)	—	(13,645)
Reissuance of treasury stock	1,715	—	(36,173)	11,291	26,999	—	2,117
Net income	—	—	—	225,034	—	—	225,034
Other comprehensive (loss)	—	—	—	—	—	(33,462)	(33,462)
Cash dividends declared and dividend equivalents ($0.250 per share)	—	—	1,779	(74,407)	—	—	(72,628)
Contributions from non-controlling interests	—	—	442	—	—	—	442
Balance at November 2, 2024	192,102	$2,496	$359,348	$2,376,077	$(941,451)	$(49,872)	$1,746,598

Balance at February 1, 2025	188,618	$2,496	$365,845	$2,456,063	$(1,001,154)	$(56,390)	$1,766,860
Stock awards	—	—	32,740	—	—	—	32,740
Repurchase of common stock as part of publicly announced programs, including excise tax	(2,000)	—	—	—	(31,301)	—	(31,301)
Repurchase of common stock from employees	(658)	—	—	—	(7,946)	—	(7,946)
Accelerated share repurchase, including excise tax	(18,416)	—	—	—	(201,849)	—	(201,849)
Reissuance of treasury stock	1,968	—	(21,459)	(7,780)	31,954	—	2,715
Net income	—	—	—	104,078	—	—	104,078
Other comprehensive income	—	—	—	—	—	24,779	24,779
Cash dividends declared and dividend equivalents ($0.250 per share)	—	—	2,068	(66,080)	—	—	(64,012)
Contributions from non-controlling interests	—	—	(724)	—	—	—	(724)
Balance at November 1, 2025	169,512	$2,496	$378,470	$2,486,281	$(1,210,296)	$(31,611)	$1,625,340

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2025	2024
Operating activities:
Net income	$104,078	$225,034
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	167,464	163,524
Share-based compensation	33,190	33,372
Deferred income taxes	24,392	(10,279)
Loss on impairment of assets	15,063	6,353
Undistributed earnings of equity method investment	(13,074)	—

Changes in assets and liabilities:
Accounts receivable	17,181	28,032
Merchandise inventory	(243,636)	(185,521)
Operating lease assets	293,767	166,605
Operating lease liabilities	(264,943)	(194,353)
Other assets	(69,599)	(75,265)
Accounts payable	25,355	18,333
Accrued compensation and payroll taxes	(42,455)	(61,317)
Accrued and other liabilities	(6,494)	(21,473)
Net cash provided by operating activities	40,289	93,045
Investing activities:
Capital expenditures for property and equipment	(202,226)	(157,668)
Sale of available-for-sale investments	50,000	100,000
Other investing activities	8,273	(8,385)
Net cash (used for) investing activities	(143,953)	(66,053)
Financing activities:
Accelerated share repurchase, including excise tax	(201,849)	—
Repurchase of common stock as part of publicly announced programs, including excise tax	(31,301)	(130,941)
Repurchase of common stock from employees	(7,946)	(13,645)
Proceeds from revolving line of credit	766,800	—
Principal payments on revolving line of credit	(556,800)	—
Net proceeds from stock options exercised	2,272	3,841
Cash dividends paid	(64,012)	(72,628)
Other financing activities	(1,787)	(4,635)
Net cash (used for) financing activities	(94,623)	(218,008)
Effect of exchange rates changes on cash	2,155	(2,883)
Net change in cash and cash equivalents	(196,132)	(193,899)
Cash and cash equivalents - beginning of period	308,962	354,094
Cash and cash equivalents - end of period	$112,830	$160,195

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), a Delaware corporation, at November 1, 2025 and November 2, 2024 and for the 13 and 39 week periods ended November 1, 2025 and November 2, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2024 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interest is included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At November 1, 2025, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2028” refers to the 53-week period that will end on February 3, 2029. "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2026" refers to the 52-week period that will end on January 30, 2027. "Fiscal 2025" refers to the 52-week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024. "Fiscal 2019" refers to the 52-week period ended on February 1, 2020. "Fiscal 2016" refers to the 52-week period ended on January 28, 2017.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The new guidance modernizes accounting for the costs of internal-use software by removing "project stages" from the capitalization process. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those years. Early adoption is permitted. The Company plans to adopt ASU 2025-06 effective for Fiscal 2028.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 39 weeks ended November 1, 2025, an unrealized gain of $3 million and $25 million, respectively, was included in other comprehensive income, which was primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of November 1, 2025, the weighted average remaining useful life of our assets was approximately six years.

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

Refer to Note 6, Property and Equipment, Net to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for the 39 weeks ended November 1, 2025 and the 13 and 39 weeks ended November 2, 2024. There were no long-lived asset impairment charges recorded during the 13 weeks ended November 1, 2025.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 1, 2025. No indicators of impairment were present during the 13 and 39 weeks ended November 1, 2025 or November 2, 2024.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 and 39 weeks ended November 1, 2025 or November 2, 2024.

Refer to Note 7, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Equity Method Investments

During Fiscal 2024, the Company entered into a Limited Partnership Agreement of ACON Apparel Investors, L.P. (the "Fund"), with ACON Apparel GenPar, LLC. ("ACON") as the general partner. The Company paid $35.0 million for a 20% interest for its limited partner position in the Fund, which is recorded in Other Assets within the Consolidated Balance Sheets. Realized and unrealized gains and losses are included within the Consolidated Statements of Operations as a component of Other (Income), net. During the 13 weeks ended November 1, 2025, the Company recorded a $13 million unrealized gain related to its position in the Fund.

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

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our chief operating decision maker's ("CODM") (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information regarding the Company’s segment and geographic information, refer to Note 12, Segment Reporting to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash, cash equivalents, and short-term investments which are recorded in the Consolidated Balance Sheets:

(In thousands)	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents:
Cash	$110,190	$150,053	$117,348
Interest bearing deposits	2,640	158,909	42,847
Total cash and cash equivalents	$112,830	$308,962	$160,195
Short-term investments:
Certificates of deposits	$-	$50,000	$-
Total short-term investments	-	50,000	-
Total cash and short-term investments	$112,830	$358,962	$160,195

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

	Fair Value Measurements at November 1, 2025
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$110,190	$110,190	$-	$-
Interest bearing deposits	2,640	2,640	-	-
Total cash and cash equivalents	$112,830	$112,830	$-	$-

Long-Term Debt

As of November 1, 2025, the fair value of the Company's $210.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of November 2, 2024, there were no outstanding borrowings under the Company's Credit Facility.

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. During the 39 weeks ended November 1, 2025, the Company recorded asset impairment charges of $10.4 million related to operating lease ROU assets and $4.9 million related to fixed assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations for the 39 weeks ended November 1, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended November 1, 2025. During the 13 and 39 weeks ended November 2, 2024, the Company recorded impairment of assets of $6.4 million related to the pending sale of its Hong Kong retail operations. Refer to Note 13, Impairment and Restructuring Charges to the Consolidated Financial Statements for additional information regarding impairment and restructuring charges.

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

No indicators of goodwill impairment were present during the 13 and 39 weeks ended November 1, 2025 and November 2, 2024.

5. Earnings per Share (EPS)

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income	$91,344	$80,019	$104,078	$225,034

Denominator:
Denominator for basic EPS - weighted average shares	168,925	191,630	173,087	193,908
Add: Dilutive effect of stock options and non-vested restricted stock	3,935	4,152	2,702	4,293
Denominator for diluted EPS - adjusted weighted average shares	172,860	195,782	175,789	198,201
Anti-dilutive shares (1)	1,042	414	2,385	396

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

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	November 1,	February 1,	November 2,
(In thousands)	2025	2025	2024
Property and equipment, at cost	$2,687,843	$2,571,285	$2,524,158
Less: Accumulated depreciation and impairment	(1,890,689)	(1,820,021)	(1,778,170)
Property and equipment, net	$797,154	$751,264	$745,988

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	November 1,	February 1,	November 2,
(In thousands)	2025	2025	2024
Goodwill, gross (1)	$268,978	$268,873	$268,990
Accumulated impairment (2)	(43,794)	(43,794)	(43,794)
Goodwill, net	$225,184	$225,079	$225,196

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.

(2)
Accumulated impairment includes $39.6 million recorded in Fiscal 2023, $1.7 million recorded in Fiscal 2019, and $2.5 million recorded in Fiscal 2016.

	November 1,	February 1,	November 2,
(In thousands)	2025	2025	2024
Intangible assets, gross	$147,928	$147,356	$147,173
Accumulated amortization	(67,639)	(64,374)	(63,269)
Accumulated impairment (1)	(40,533)	(40,533)	(40,533)
Intangible assets, net	$39,756	$42,449	$43,371

(1)
Accumulated impairment includes $40.5 million recorded in Fiscal 2023.

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

As of November 1, 2025, the Company was in compliance with the terms of the Credit Agreement and had $210.0 million in outstanding borrowings and $12 million outstanding in stand-by letters of credit. As of November 2, 2024, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $12 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The total interest expense related to the Credit Facility for the 13 and 39 weeks ended November 1, 2025 was $2.0 million and $4.1 million, respectively. There were no Credit Facility borrowings for the 13 and 39 weeks ended November 2, 2024.

9. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended November 1, 2025 was $6.1 million ($4.5 million, net of tax) and $33.2 million ($24.5 million, net of tax), respectively, and for the 13 and 39 weeks ended November 2, 2024 was $6.0 million ($4.4 million, net of tax) and $33.4 million ($25.5 million, net of tax), respectively.

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 39 weeks ended November 1, 2025 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2025	4,324	$17.98
Granted	1,343	$12.59
Exercised	(160)	$14.22
Cancelled	(532)	$21.17
Outstanding - November 1, 2025	4,975	$16.30	3.9	14,549
Vested and expected to vest - November 1, 2025	4,816	$16.25	3.7	6,940
Exercisable - November 1, 2025 (1)	1,374	$11.50	2.7	7,526

(1)
Options exercisable represent "in-the-money" vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on November 1, 2025.

As of November 1, 2025, there was $0.8 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.1 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	November 1,	November 2,
Black-Scholes Option Valuation Assumptions	2025	2024
Risk-free interest rate (1)	3.9%	4.4%
Dividend yield	3.5%	1.9%
Volatility factor (2)	47.5%	55.4%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	November 1, 2025		November 1, 2025
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2025	2,360	$18.56	2,218	$18.05
Granted	2,094	$12.66	1,083	$14.50
Vested	(1,200)	$17.38	(563)	$19.69
Cancelled	(182)	$16.39	(329)	$18.53
Non-vested - November 1, 2025	3,072	$15.13	2,409	$16.01

As of November 1, 2025, there was $32.2 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.1 years. There is $5.9 million of unrecognized compensation expense related to PSU awards that is expected to be recognized over a weighted-average period of 1.9 years.

As of November 1, 2025, the Company had 7 million shares available for all equity grants under the Company's stockholder-approved equity incentive plan.

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

The Company has accounted for the estimated tax implications of the OBBBA in the second quarter of Fiscal 2025. The impact to our effective tax rate for both the 13 and 39 weeks ended November 1, 2025 is immaterial. As our assessment is based on current estimates, we will continue to refine our calculations and evaluate the full impact of the OBBBA on our consolidated financial statements. Our estimates may be adjusted as more guidance is released around OBBBA and as additional information become available.

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended November 1, 2025 was 26.7% compared to 26.1% for the 13 weeks ended November 2, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to the international tax provisions of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and overall geographic mix of earnings in jurisdictions with different tax rates. The effective income tax rate for the 39 weeks ended November 1, 2025 was 26.3% compared to 23.6% for the 39 weeks ended November 2, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for both the 13 weeks and 39 weeks ended November 1, 2025 and November 2, 2024. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended November 1, 2025 and November 2,

2024. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $7.1 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits, which is expected to have an immaterial impact on the annual effective tax rate.

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

Reportable segment information is presented in the following tables:

For the 13 weeks ended November 1, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$853,729	$461,989	$54,624	$(7,641)	$1,362,701
Cost of sales, including certain buying, occupancy and warehousing costs	504,590	245,385
Selling, general and administrative expenses	209,430	92,665
Depreciation and amortization	21,217	14,830
Total segment operating income	$118,492	$109,109	$(13,385)	$-	$214,216
Unallocated corporate expenses					(101,642)
Total operating income					$112,574
Interest expense, net					2,144
Other (income), net					(14,152)
Income before income taxes					124,582

For the 13 weeks ended November 2, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$831,914	$410,442	$56,562	$(9,824)	$1,289,094
Cost of sales, including certain buying, occupancy and warehousing costs	476,885	224,206
Selling, general and administrative expenses	189,116	83,040
Depreciation and amortization	18,652	14,282
Total segment operating income	$147,261	$88,914	$(12,593)	$-	$223,582
Unallocated corporate expenses					(99,932)
Impairment and restructuring charges (1)					(17,561)
Total operating income					106,089
Interest (income), net					(1,246)
Other (income), net					(895)
Income before income taxes					$108,230

For the 39 weeks ended November 1, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$2,348,000	$1,250,861	$160,117	$(23,002)	$3,735,976
Cost of sales, including certain buying, occupancy and warehousing costs	1,431,346	757,837
Selling, general and administrative expenses	548,399	264,499
Depreciation and amortization	62,103	43,740
Total segment operating income	$306,152	$184,785	$(36,648)	$-	$454,289
Unallocated corporate expenses					(306,693)
Impairment and restructuring charges (1)					$(17,119)
Total operating income					130,477
Interest expense, net					3,844
Other (income), net					(14,675)
Income before income taxes					$141,308

For the 39 weeks ended November 2, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$2,384,295	$1,198,741	$169,002	$(28,019)	$3,724,019
Cost of sales, including certain buying, occupancy and warehousing costs	1,372,257	690,655
Selling, general and administrative expenses	526,144	244,593
Depreciation and amortization	54,352	44,421
Total segment operating income	$431,542	$219,072	$(37,596)	$-	$613,018
Unallocated corporate expenses					(310,423)
Impairment and restructuring charges (1)					(17,561)
Total operating income					285,034
Interest (income), net					(5,414)
Other (income), net					(4,006)
Income before income taxes					$294,454
(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information.

	13 Weeks Ended
	November 1,	November 2,
	2025	2024
Capital Expenditures
American Eagle	$24,760	$24,036
Aerie	19,139	22,503
Other	8,431	3,071
General corporate expenditures	17,331	11,112
Total Capital Expenditures	$69,661	$60,722

	39 Weeks Ended
	November 1,	November 2,
	2025	2024
Capital Expenditures
American Eagle	$68,270	$60,757
Aerie	59,313	50,119
Other	27,719	10,529
General corporate expenditures	46,924	36,263
Total Capital Expenditures	$202,226	$157,668

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprised approximately 96% of total net revenue for both the 13 and 39 weeks ended November 1, 2025.

The following table presents summarized geographical information:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Total net revenue:
United States	$1,153,459	$1,099,482	$3,158,785	$3,148,086
Foreign (1)	209,242	189,612	577,191	575,933
Total net revenue	$1,362,701	$1,289,094	$3,735,976	$3,724,019

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	November 1,	November 2,
(In thousands)	2025	2024
Long-lived assets, net:
United States	$2,184,343	$1,827,199
Foreign	183,747	156,530
Total long-lived assets, net	$2,368,090	$1,983,729

13. Impairment and Restructuring Charges

The following table represents impairment and restructuring charges recorded within impairment and restructuring on the Consolidated Statements of Operations during the 39 weeks ended November 1, 2025. There were no impairment and restructuring charges recorded for the 13 weeks ended November 1, 2025.

39 Weeks Ended
November 1,
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

The following table represents impairment and restructuring charges recorded in the 13 and 39 weeks ended November 2, 2024.

13 and 39 Weeks Ended
November 2,
(In thousands)	2024
Corporate restructuring costs (1)	10,729
Hong Kong retail operations impairment and restructuring costs (2)	6,832
Total impairment and restructuring charges	$17,561

(1)
The Company recorded restructuring costs of $10.7 million related to employee severance during the 13 weeks ended November 2, 2024.
(2)
The Company recorded impairment and restructuring costs of $6.8 million related to the pending sale of its Hong Kong retail operations to a third party buyer during the 13 weeks ended November 2, 2024. These costs primarily consist of impairment of $6.4 million and employee severance.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheets is as follows:

39 Weeks Ended
November 1,
(In thousands)	2025
Accrued liability as of February 1, 2025	$7,650
Add: Costs incurred, excluding non-cash charges	1,845
Less: Cash payments and adjustments	(8,674)
Accrued liability as of November 1, 2025	$821

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

We have two reportable segments, American Eagle and Aerie. Our CODM analyzes segment results and allocates resources based on adjusted operating income (loss), which is a non-GAAP financial measure. See Note 12, Segment Reporting, to the Consolidated Financial Statements included herein for additional information.

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

Current Trends and Outlook

Macroeconomic Conditions

During Fiscal 2024 and the 13 and 39 weeks ended November 2, 2025, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess spring and summer inventory.

Our results for the third quarter of Fiscal 2025 reflect decisive steps taken across the business to drive momentum and growth. We generated meaningful sales improvement, enabling us to deliver operating income results for the 13 weeks ended November 1, 2025 that were slightly ahead of those for the 13 weeks ended November 2, 2024.

In addition, recent changes in legislative and regulatory developments, including tariffs and other trade policies, have introduced additional uncertainty in the global economy and negatively impacted our business. For example, during Fiscal 2025, the U.S. government imposed a new tariff and trade policy and has subsequently announced various updates to its tariff policy. The imposition of tariffs by the U.S. government, associated geopolitical tensions, including retaliatory tariffs by trading partners, and uncertainties regarding tariffs have and may further affect our margins and operations or could lead to further weakened business conditions for our industry. We continue to evaluate the impact of tariffs and other trade policies on our business.

During the 13 weeks ended November 1, 2025, gross profit increases were partially offset by higher markdowns and incremental tariffs, net of mitigation efforts.

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

Results of Operations

Overview

For the 13 weeks ended November 1, 2025:

•
Total revenue increased 6% from $1.289 billion to $1.363 billion, with American Eagle revenue increasing 3% year-over-year, and Aerie revenue increasing 12% year-over-year. American Eagle's comparable sales increased 1% year-over-year, and Aerie's comparable sales increased 11% year-over-year.
•
Gross profit of $552 million increased 5% year-over-year.
•
Operating income increased 6% to $113 million and increased 10 basis points to 8.3% as a percentage of total revenue, compared to $106 million last year. Operating income decreased 9% compared to adjusted operating income last year of $124 million, or 9.6% as a percentage of total revenue.
•
Diluted earnings per share increased to $0.53 for the 13 weeks ended November 1, 2025 compared to $0.41 for the 13 weeks ended November 2, 2024. Year-to-date, the Company has completed $231 million, or 20.4 million shares, in share repurchases, which is approximately a 12% reduction in diluted shares outstanding.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	November 1, 2025		November 2, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,362,701	100.0%	$1,289,094	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	810,824	59.5	762,470	59.1
Gross profit	551,877	40.5	526,624	40.9
Selling, general and administrative expenses	386,340	28.4	351,380	27.3
Impairment and restructuring charges (1)	—	—	17,561	1.4
Depreciation and amortization expense	52,963	3.8	51,594	4.0
Operating income	112,574	8.3	106,089	8.2
Interest expense (income), net	2,144	0.2	(1,246)	(0.1)
Other (income), net	(14,152)	(1.0)	(895)	(0.1)
Income before income taxes	$124,582	9.1	$108,230	8.4
Provision for income taxes	33,238	2.4	28,211	2.2
Net income	$91,344	6.7%	$80,019	6.2%

	39 Weeks Ended
	November 1, 2025		November 2, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$3,735,976	100.0%	$3,724,019	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	2,361,716	63.2	2,234,260	60.0
Gross profit	1,374,260	36.8	1,489,759	40.0
Selling, general and administrative expenses	1,067,338	28.6	1,030,186	27.7
Impairment and restructuring charges (1)	17,119	0.5	17,561	0.4
Depreciation and amortization expense	159,326	4.2	156,978	4.2
Operating income(1)	130,477	3.5	285,034	7.7
Interest expense (income), net	3,844	0.1	(5,414)	(0.1)
Other (income), net	(14,675)	(0.4)	(4,006)	(0.1)
Income before income taxes	$141,308	3.8	$294,454	7.9
Provision for income taxes	37,230	1.0	69,420	1.9
Net income(1)	$104,078	2.8%	$225,034	6.0%

(1) Refer to "Non-GAAP Information" below for non-GAAP or adjusted financial measures.

The following table shows our consolidated store data for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Number of stores:
Beginning of period	1,185	1,178	1,172	1,182
Opened	8	17	26	35
Closed	(3)	(9)	(8)	(31)
End of period	1,190	1,186	1,190	1,186

Total gross square feet at end of period (in '000)	7,306	7,282	7,306	7,282
International licensed retail stores at end of period (1)	368	310	368	310

(1)
International licensed retail stores are not included in the consolidated store data or the total gross square feet calculation.

As of November 1, 2025, we operated 830 American Eagle retail stores, consisting of 183 Aerie side-by-side locations, six locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and six OFFLINE™ side-by-side locations, 329 Aerie stand-alone stores (including 44 OFFLINE™ stand-alone stores and 47 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 23 Todd Snyder stand-alone locations and eight Unsubscribed locations.

Comparison of the 13 weeks ended November 1, 2025 to the 13 weeks ended November 2, 2024

Total Net Revenue

Total net revenue increased 6% for the 13 weeks ended November 1, 2025 to $1.363 billion, compared to $1.289 billion last year. Store revenue increased 3%, and digital revenue increased 8%. Total comparable sales increased 4%, compared to a 3% increase last year. Traffic and transactional value were up across brands and channels.

	13 Weeks Ended				Increase/(Decrease)
	November 1, 2025		November 2, 2024
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$853,729	62.6%	$831,914	64.5%	$21,815	3%
Aerie	461,989	33.9	410,442	31.8	51,547	13
Other	54,624	4.0	56,562	4.4	(1,938)	(3)
Intersegment Eliminations	(7,641)	(0.6)	(9,824)	(0.7)	2,183	(22)
Total net revenue	$1,362,701	100.0%	$1,289,094	100.0%	$73,607	6%

American Eagle. The increase in net revenue was driven by traffic and transaction value across channels. American Eagle comparable sales increased 1%.

Aerie. The increase in net revenue was driven by increased traffic and transaction value across channels. Aerie comparable sales increased 11%.

Other, net of intersegment eliminations. The increase in net revenue was primarily attributable to planned lower revenue from Quiet Platforms due to our change in strategy for this business.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$551,877	$526,624	$25,253	5%
Gross Margin	40.5%	40.9%	-40 basis points

Gross profit increased 5% year-over-year, driven by an increase in merchandise margin of $31 million due to increased net revenue and lower product costs from both American Eagle and Aerie, partially offset by higher markdowns and $20 million of incremental tariffs, net of mitigation efforts. Additionally, buying, occupancy, and warehousing costs increased $11 million year-over-year, primarily due to new store openings. However, as a percentage of net revenue, buying, occupancy, and warehousing costs improved by 20 basis points, driven by higher sales.

During the 13 weeks ended November 1, 2025 and November 2, 2024, $2.4 million and $2.5 million, respectively of share-based payment expense were included in gross profit, representing both time- and performance-based awards.

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

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$386,340	$351,380	$34,960	10%
Selling, general and administrative expenses as a percentage of net revenue	28.4%	27.3%	-110 basis points

The increase in SG&A expense was primarily driven by planned investments in advertising.

There was $3.7 million and $3.5 million of share-based payment expense included in SG&A expenses for the 13 weeks ended November 1, 2025 and November 2, 2024, respectively, comprised of both time- and performance-based awards.

Impairment and Restructuring Charges

	13 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Impairment and restructuring charges	$-	$17,561	$(17,561)	100%
Impairment and restructuring charges as a percentage of net revenue	0.0%	1.4%	-140 basis points

There were no impairment and restructuring charges recorded during the 13 weeks ended November 1, 2025.

During the 13 weeks ended November 2, 2024, we recorded $10.7 million of employee severance costs related to corporate restructuring, and $6.8 million of impairment and restructuring costs due to the pending sale of our Hong Kong retail operations.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$21,217	$18,652	$2,565	14%
Aerie	14,830	14,282	548	4
Other	16,916	18,660	(1,744)	(9)
Total depreciation and amortization expense	$52,963	$51,594	$1,369	3%
Total depreciation and amortization expense as a percentage of net revenue	3.8%	4.0%	20 basis points

Operating Income

	13 Weeks Ended				Increase/(Decrease)
	November 1, 2025		November 2, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$118,492	8.7%	$147,261	11.4%	$(28,769)	(20)%
Aerie	109,109	8.0	88,914	6.9	20,195	23
Other	(13,385)	(1.0)	(12,593)	(1.0)	(792)	6
General corporate expenses	(101,642)		(99,932)		(1,710)
Impairment and restructuring charges	-		(17,561)		17,561
Total Operating Income	$112,574		$106,089		$6,485	6%
Total Operating Income as a percentage of net revenue	8.3%		8.2%		10 basis points

The increase in operating income was primarily driven by higher gross profit, as well as an $18 million reduction in impairment and restructuring charges, partially offset by increased SG&A expenses, all of which are explained in detail above.

American Eagle. The decrease was primarily the result of a $6 million decrease in gross profit driven by decreased merchandise margin on the $22 million, or 3%, increase in total net revenue, due to higher markdowns and incremental net tariffs, and a $21 million increase in SG&A expenses, primarily related to planned investments in advertising.

Aerie. The increase was primarily the result of a $30 million increase in gross profit driven by incremental merchandise margin on the $52 million, or 13%, increase in total net revenue, partially offset by incremental net tariffs, and a $6 million increase in buying, occupancy, and warehousing expenses. Additionally, SG&A expenses increased $10 million, primarily due to store salaries and variable selling expenses.

Interest Expense (Income), Net

13 Weeks Ended			Increase/(Decrease)
November 1, 2025		November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Interest expense (income), net	$2,144	$(1,246)	$(3,390)	272%
Interest expense (income) as a percentage of net revenue	0.2%	(0.1)%	-30 basis points

The increase in interest expense (income), net is primarily related to $2 million in interest expense on increased Credit Facility borrowings year-over-year.

Other (Income), Net

13 Weeks Ended			Increase/(Decrease)
November 1, 2025		November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(14,152)	$(895)	$13,257	1481%
Other (income), net as a percentage of net revenue	(1.0)%	(0.1)%	90 basis points

The increase in other (income), net consists of a $13 million unrealized gain in equity method investments.

Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$33,238	$28,211	$5,027	18%
Provision for incomes taxes as a percentage of net revenue	2.4%	2.2%	-20 basis points

Effective tax rate	26.7%	26.1%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended November 1, 2025 was 26.7% compared to 26.1% for the 13 weeks ended November 2, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to the international tax provisions of the Tax Act and overall geographic mix of earnings in jurisdictions with different tax rates.

Net Income

	13 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Net income	$91,344	$80,019	$11,325	14%
Net income as a percentage of net revenue	6.7%	6.2%	50 basis points

Net income per diluted share of $0.53 increased for the 13 weeks ended November 1, 2025, compared to $0.41 for the 13 weeks ended November 2, 2024. The increase in net income was attributable to the factors noted above. The increase in net income per diluted share was in part due to a reduction in diluted shares outstanding as a result of recent share repurchases.

Comparison of the 39 weeks ended November 1, 2025 to the 39 weeks ended November 2, 2024

Total Net Revenue

Total net revenue was relatively flat for the 39 weeks ended November 1, 2025, compared to last year. Digital revenue increased 2%, and store revenue decreased 1%. Total comparable sales were flat, compared to a 4% increase last year.

	39 Weeks Ended				Increase/(Decrease)
	November 1, 2025		November 2, 2024
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$2,348,000	62.8%	$2,384,295	64.0%	$(36,295)	(2)%
Aerie	1,250,861	33.5	1,198,741	32.2	52,120	4
Other	160,117	4.3	169,002	4.5	(8,885)	(5)
Intersegment Eliminations	(23,002)	(0.6)	(28,019)	(0.7)	5,017	(18)
Total net revenue	$3,735,976	100.0%	$3,724,019	100.0%	$11,957	0%

American Eagle. The decrease in net revenue was driven by lower average unit retail, partially offset by increased traffic and units per transaction. American Eagle comparable sales decreased 1%.

Aerie. The increase in net revenue was driven by increased traffic and transactions across channels, as well as increased units per transaction, partially offset by lower average unit retail price. Aerie comparable sales increased 3%.

Other. The decrease in net revenue was primarily attributable to planned lower revenue from Quiet Platforms due to our change in strategy for this business.

Gross Profit

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$1,374,260	$1,489,759	$(115,499)	(8)%
Gross Margin	36.8%	40.0%	-320 basis points

The 8% decrease in gross profit was primarily driven by a decrease of $99 million in merchandise margin year-over-year due to flat sales, increased promotional activity and incremental net tariffs.

During the 39 weeks ended November 1, 2025 and November 2, 2024, $12.0 million and $11.6 million, respectively of share-based payment expense were included in gross profit, representing both time- and performance-based awards.

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

Selling, General and Administrative Expenses

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,067,338	$1,030,186	$37,152	4%
Selling, general and administrative expenses as a percentage of net revenue	28.6%	27.7%	-90 basis points

The increase in SG&A expense was primarily related to planned investments in advertising year-over-year.

There was $21.2 million and $21.8 million of share-based payment expense included in SG&A expenses for the 39-week periods ended November 1, 2025 and November 2, 2024, respectively, comprised of both time and performance-based awards.

Impairment and Restructuring Charges

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Impairment and restructuring charges	$17,119	$17,561	$(442)	100%
Impairment and restructuring charges as a percentage of net revenue	0.5%	0.4%	-10 basis points

During the 39 weeks ended November 1, 2025, we recorded $17.1 million of impairment and restructuring charges. We recorded $10.4 million of impairment related to ROU assets and $4.9 million related to fixed assets, primarily related to closing two fulfillment centers as part of our supply chain network optimization project, as well as $1.8 million of employee severance.

During the 39 weeks ended November 2, 2024, we recorded $10.7 million of employee severance related to corporate restructuring, and $6.8 million of impairment and restructuring costs due to the pending sale of our Hong Kong retail operations.

Depreciation and Amortization Expense

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$62,103	$54,352	$7,751	14%
Aerie	43,740	44,421	(681)	(2)
Other	53,483	58,205	(4,722)	(8)
Total depreciation and amortization expense	$159,326	$156,978	$2,348	1%
Total depreciation and amortization expense as a percentage of net revenue	4.2%	4.2%	0 basis points

The increase in expense was primarily driven by new and renovated American Eagle stores, partially offset by a reduction in depreciation related to fulfillment centers.

Operating Income

	39 Weeks Ended				Increase/(Decrease)
	November 1, 2025		November 2, 2024
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$306,152	22.5%	$431,542	11.6%	$(125,390)	(29)%
Aerie	$184,785	13.6	219,072	5.9	(34,287)	(16)
Other	$(36,648)	(2.7)	(37,596)	(1.0)	948	(3)
General corporate expenses	$(306,693)		(310,423)		3,730
Impairment and restructuring charges	$(17,119)		(17,561)		442
Total Operating Income	$130,477		$285,034		$(154,557)	(54)%
Total Operating Income as a percentage of income	3.5%		7.7%		-420 basis points

The decrease in operating income was primarily driven by lower gross profit and higher SG&A expenses, which are explained in detail above.

American Eagle. The decrease was primarily the result of a $95 million decline in gross profit driven by lower merchandise margin on the $36 million, or 2%, decline in total net revenue, due to increased promotional activity and incremental tariffs, net of mitigation efforts. Selling, general, and administrative expenses increased $22 million primarily due to planned investments in advertising. Depreciation and amortization expense also increased $8 million primarily as a result of new and renovated stores.

Aerie. The decrease was primarily the result of a $15 million decline in gross profit driven by lower merchandise margin due to increased promotional activity and incremental tariffs, net of mitigation efforts, as well as a $6 million increase in buying, occupancy, and warehousing costs. Selling, general, and administrative expenses also increased $20 million year-over-year, primarily due to increased store compensation cost and advertising expense.

General Corporate Expenses. The decrease in expense was primarily the result of lower depreciation and amortization expense, and a reduction in corporate compensation costs due to lower incentives.

Interest Expense (Income), net

39 Weeks Ended			Increase/(Decrease)
November 1, 2025		November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Interest expense (income), net	$3,844	$(5,414)	$(9,258)	171%
Interest expense (income) as a percentage of net revenue	0.1%	(0.1)%	-20 basis points

The increase in interest expense (income), net during the 39 weeks ended November 1, 2025 was primarily attributable to a $4 million increase in interest expense as a result of borrowings on our Credit Facility, as well as a $3 million reduction in interest income as a result of lower investable cash balances.

Other (Income), net

39 Weeks Ended			Increase/(Decrease)
November 1, 2025		November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(14,675)	$(4,006)	$10,669	266%
Other (income), net as a percentage of net revenue	(0.4)%	(0.1)%	30 basis points

The increase in other (income), net consists of a $13 million unrealized gain on equity method investments, partially offset by foreign currency fluctuations.

Provision for Income Taxes

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$37,230	$69,420	$(32,190)	(46)%
Provision for incomes taxes as a percentage of net revenue	1.0%	1.9%	90 basis points

Effective tax rate	26.3%	23.6%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 39 weeks ended November 1, 2025 was 26.3% compared to 23.6% for the 39 weeks ended November 2, 2024. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

Net Income

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Net income	$104,078	$225,034	$(120,956)	(54)%
Net income as a percentage of net revenue	2.8%	6.0%	-320 basis points

Net income per diluted share decreased to $0.59 per diluted share for the 39 weeks ended November 1, 2025, compared to $1.14 per diluted share for the 39 weeks ended November 2, 2024. The decrease in net income was attributable to the factors noted above. The reduction in net income per diluted share was partially offset by a reduction in diluted shares outstanding as a result of recent share repurchases.

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

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	39 Weeks Ended
	November 1, 2025
	Operating income	Provision for income taxes	Net income	Earnings per Diluted Share
GAAP Basis	$130,477	$37,230	$104,078	$0.59
% of Revenue	3.5%		2.8%

Add: Impairment and restructuring charges (1)	17,119		13,131	0.07

Tax effect of the above (2)		$3,988

Non-GAAP Basis	$147,596	$41,218	$117,209	$0.66
% of Revenue	4.0%		3.1%

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax benefit calculated on a GAAP basis and on a non-GAAP basis.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	November 2, 2024
	Operating Income	Provision for Income Taxes	Net Income	Earnings per Diluted Share
GAAP Basis	$106,089	$28,211	$80,019	$0.41
% of Revenue	8.2%		6.2%

Add: Impairment and restructuring charges (1)	$17,561		$12,983	$0.07

Tax effect of the above (2)		$4,578

Non-GAAP Basis	$123,650	$32,789	$93,002	$0.48
% of Revenue	9.6%		7.3%

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	39 Weeks Ended
	November 2, 2024
	Operating Income	Provision for Income Taxes	Net Income	Earnings per Diluted Share
GAAP Basis	$285,034	$69,420	$225,034	$1.14
% of Revenue	7.7%		6.0%

Add: Impairment and restructuring charges (1)	$17,561		$12,983	$0.06

Tax effect of the above (2)		$4,578

Non-GAAP Basis	$302,595	$73,998	$238,017	$1.20
% of Revenue	8.1%		6.4%

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax benefit calculated on a GAAP basis and on a non-GAAP basis.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of November 1, 2025, our international licensing partners operated in 368 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of November 1, 2025, we had 99 and 95 Company-owned stores in Canada and Mexico, respectively.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of November 1, 2025, the Company had $210.0 million in borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information.

As of November 1, 2025, we had approximately $112.8 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

November 1, 2025
Working Capital (in thousands)	542,230
Current Ratio	1.63

The following table sets forth net cash flows in operating, investing, and financing activities for the 39 weeks ended November 1, 2025 and November 2, 2024:

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)
Total cash provided by (used for):
Operating activities	$40,289	$93,045	$(52,756)
Investing activities	(143,953)	(66,053)	(77,900)
Financing activities	(94,623)	(218,008)	123,385
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,155	(2,883)	5,038
(Decrease) in cash and cash equivalents	$(196,132)	$(193,899)	$(2,233)

Cash Flows Provided By Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows (Used For) Investing Activities

Investing activities for the 39 weeks ended November 1, 2025 primarily consisted of capital expenditures of $202.2 million, partially offset by the sale of available-for-sale investments of $50.0 million.

Investing activities for the 39 weeks ended November 2, 2024 primarily consisted of capital expenditures of $157.7 million, partially offset by the sale of available-for-sale investments of $100.0 million.

Cash Flows (Used For) Financing Activities

Cash used for financing activities for the 39 weeks ended November 1, 2025 consisted primarily of $201.8 million, including excise taxes, used to repurchase the Company's common stock under the ASR Agreement (as defined below), $64.0 million for cash dividends paid at a quarterly rate of $0.125 per share, and $31.3 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced program, partially offset by net Credit Facility borrowings of $210.0 million.

Cash used for financing activities for the 39 weeks ended November 2, 2024 consisted primarily of $130.9 million used for the repurchase of common stock under our publicly announced program, and $72.6 million for cash dividends paid at a quarterly rate of $0.125 per share.

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

As of November 1, 2025, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $210.0 million and $12.0 million outstanding in stand-by letters of credit. As of November 2, 2024, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $12.0 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 39 weeks ended November 1, 2025, capital expenditures totaled $202.2 million. See below for a breakdown of expenditures:

	39 Weeks Ended		Increase/(Decrease)
	November 1, 2025	November 2, 2024
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$103,790	$100,808	$2,982	3%
Information technology initiatives	35,698	35,850	(152)	(0)
Supply chain infrastructure	24,689	11,846	12,843	108
Other home office projects	38,049	9,164	28,885	315
Capital Expenditures	$202,226	$157,668	$44,558	28%

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

See below for a breakdown for stores remodeled and new stores opened in the 39 weeks ended November 1, 2025 and November 2, 2024:

	39 Weeks Ended
	November 1, 2025		November 2, 2024
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	6	34	14	38
Aerie (2)	14	1	17	-
Todd Snyder	4	-	4	-
Unsubscribed	2	-	-	-
Total stores	26	35	35	38

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location.

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location.

Share Repurchases

On March 11, 2025, the Company’s Board of Directors (the "Board") authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024. Including this additional authorization, as of November 1, 2025, the Company had a total of 50.0 million shares remaining authorized for repurchase through February 3, 2029. During the 39 weeks ended November 1, 2025, approximately 2.0 million shares were repurchased as part of our publicly announced share repurchase program.

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

During the 39 weeks ended November 1, 2025 and November 2, 2024, we repurchased approximately 0.7 million and 0.5 million shares, respectively, from certain employees at market prices totaling $7.9 million and $13.6 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended November 1, 2025, the Board declared a quarterly cash dividend of $0.125 per share on September 16, 2025, which was paid on October 29, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $3 million and $25 million is included in accumulated other comprehensive income during the 13 and 39 weeks ended November 1, 2025, respectively. Our market risk profile as of February 1, 2025 is disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2024 Form 10-K, and was unchanged as of November 1, 2025.

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

In connection with the preparation of this Quarterly Report, as of November 1, 2025, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 1, 2025:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 3, 2025 through August 30, 2025)	-	$-	—	50,084,301
Month #2 (August 31, 2025 through October 4, 2025)	621	16.94	—	50,084,301
Month #3 (October 5, 2025 through November 1, 2025)	1,546	14.97	—	50,084,301
Total	2,167	$15.53	—	50,084,301

(1)
There were no shares repurchased as part of our publicly announced share repurchase program and an aggregate of 2,167 shares were repurchased from employees for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended November 1, 2025.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On March 11, 2025, the Board authorized the public repurchase of an additional 50 million shares under our existing share repurchase program, which expires on February 3, 2029.

ITEM 5: OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended November 1, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted as inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of November 1, 2025, February 1, 2025, and November 2, 2024 (ii) Consolidated Statements of Operations for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, (iii) Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, and (v) Consolidated Statements of Cash Flows for the 39 weeks ended November 1, 2025 and November 2, 2024.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in inline XBRL

^ Management contract or compensatory plan or arrangement.

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2025

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)