Form 10-K
period 2026-01-31
AMERICAN EAGLE OUTFITTERS INC
filed 2026-03-30
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2025 was $1,659,429,666.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 166,674,664 Common Shares were outstanding at March 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III herein of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended January 31, 2026.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," "potential," and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately five to 10 American Eagle stores and approximately 25 to 40 Aerie and OFFLINE stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2026;
•
the anticipated selection of approximately 60 American Eagle and Aerie stores in the United States ("U.S.") and Canada for remodeling during Fiscal 2026;
•
the potential closure of approximately 25 to 30 American Eagle stores at the expiration of their lease term, primarily in North America, during Fiscal 2026;
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
•
the extent to which our product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions), increasing prices for raw materials unrelated to tariffs, supply chain issues, the potential for a trade war, currency exchange rate fluctuations, political instability or other reasons, all of which could impact our profitability;
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
•
the impact of macroeconomic conditions; and
•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. Potential risk factors include the risk factors discussed under the heading "Risk Factors" under Part I, Item 1A of this Annual Report. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

Item 1. Business.

Company Overview

American Eagle Outfitters, Inc. (the "Company," "AEO," "we," "us," and "our") is a leading global specialty retailer with a portfolio of beloved apparel brands. We operate and license nearly 1,500 retail stores worldwide and are online at www.ae.com and www.aerie.com in the U.S. and internationally.

Rooted in optimism, inclusivity, and authenticity, AEO’s brands empower every customer to celebrate their unique personal style. We offer casual, comfortable, timeless outfitting and high-quality products that are made to last under the American Eagle ("AE") brand, and intimates, apparel, activewear, and swim collections under the Aerie and OFFLINE by Aerie brands. We sell directly to consumers through our retail channels, which includes online, stores, and concession-based shops-within-shops. We operate stores in the U.S., Canada, and Mexico. We also have license agreements with third parties to operate American Eagle and Aerie stores and online marketplace businesses throughout Asia (including India), Europe, Latin America, and the Middle East.

We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand; and Unsubscribed, which focuses on consciously made, slow fashion. Through the end of Fiscal 2025, we operated Quiet Platforms, which primarily served as AEO's regionalized fulfillment center network while also utilizing excess space to service appropriate third-party customers. In Fiscal 2025, as part of our continued supply chain network optimization project, we made the decision to close the Quiet Platforms business and discontinue services for all third-party customers. Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included herein for additional information.

Operating Segments

The Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker's (defined as our Chief Executive Officer (“CEO”)) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure they are presented under the Other caption. Refer to Note 14, Segment Reporting, to the Consolidated Financial Statements included herein for additional information.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2026" refers to the 52-week period that will end on January 30, 2027, "Fiscal 2025" refers to the 52-week period ended January 31, 2026, "Fiscal 2024" refers to the 52-week period ended February 1, 2025, and "Fiscal 2023" refers to the 53-week period ended February 3, 2024.

Brands

American Eagle

Since 1977, American Eagle has offered an assortment of specialty apparel and accessories for everyone that enables self-expression and empowers our customers to celebrate their individuality. American Eagle encourages today’s digital generation to enjoy the world around them through optimism, culture and connection with themselves and others, all while wearing the clothes that make them most confident. The brand has broadened its leadership in jeans by producing innovative fabric with options for styles and fits for all.

As of January 31, 2026, we operated 805 American Eagle stores. We offer American Eagle products online at www.ae.com.

Aerie

Aerie is more than a brand. It’s a movement. Aerie offers the comfiest intimates, apparel, swim and accessories made to wear in and out. Aerie Real stands for inclusivity and real representation. We celebrate our community by advocating for power, positivity and no retouching. Always & forever REAL™.

OFFLINE by Aerie offers a complete collection of activewear and accessories built for real movement, designed for real comfort and created for real good. Built on the success of Aerie's leggings and sports bras, OFFLINE's unique take on an active lifestyle celebrates real life.

As of January 31, 2026, we operated 332 Aerie brand stand-alone stores, inclusive of 47 OFFLINE stand-alone stores and 52 OFFLINE side-by-side stores connected to an Aerie brand location. Included in the 805 AE brand store count described above, we also operated 184 Aerie side-by-side stores connected to an AE brand location, ten locations with an AE brand location, Aerie brand location and OFFLINE connected as one store, and six OFFLINE side-by-side stores connected to an AE brand location. These locations are included within the 805 AE store count described above.

In addition, Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Todd Snyder New York

The ultimate menswear destination. Known for its sophisticated take on redefining how to dress the modern gentleman, Todd Snyder’s collections draw from Savile Row tailoring, vintage military apparel and classic American workwear, making timeless pieces relevant for the well-dressed man. Based in New York, Todd Snyder meticulously sources elegant materials from around the world, creating designs that are both smart and refined.

As of January 31, 2026, we operated 23 Todd Snyder stores. We offer Todd Snyder products online at www.toddsnyder.com.

Unsubscribed

Unsubscribed is consciously-made, slow fashion, offering timeless clothing and accessories. The brand designs with purposefully-selected materials to promote comfort and an effortless vibe, with an assortment of laid-back and luxurious pieces made to be worn forever. Our styles are undefined by seasons, elevating everyday into an effortless getaway.

As of January 31, 2026, we operated eight Unsubscribed stores. We offer Unsubscribed products online at www.unsubscribed.com.

Key Business Priorities & Strategy

In Fiscal 2026, we continue to be focused on our strategic framework with the following priorities:

•
Amplify our brands
•
Execute with financial discipline
•
Optimize our operating capabilities

Through these priorities, we will leverage customer-focused capabilities and continue to strengthen our return on investment ("ROI") discipline, while building on the power of AEO’s people, culture and purpose.

Real Estate

We ended Fiscal 2025 with 1,168 Company-owned stores, and 357 licensed store locations. Our AE brand stores average approximately 6,300 gross square feet and our Aerie brand stand-alone stores, inclusive of OFFLINE stand-alone stores, average approximately 5,000 gross square feet. The weighted-average square footage of our Company-owned stores increased by 6% to 7.3 million during Fiscal 2025.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the U.S., Canada, and Mexico.

Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included in this Annual Report for additional information regarding impairment charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of January 31, 2026 and February 1, 2025, respectively.

	Fiscal Years Ending
	January 31,	February 1,
	2026	2025
AE Brand:
United States	657	684
Canada	69	72
Mexico	79	73
Total AE Brand (1)	805	829
Aerie Brand:
United States	287	273
Canada	27	28
Mexico	18	17
Total Aerie Brand (2)	332	318
Todd Snyder	23	19
Unsubscribed	8	6
Total Consolidated	1,168	1,172

(1) Includes 184 Aerie side-by-side stores connected to an AE brand location, 10 locations with AE brand, Aerie brand and OFFLINE connected as one store, and six OFFLINE side-by-side stores connected to an AE brand location.

(2)
Includes 47 OFFLINE stand-alone stores and 52 OFFLINE side-by-side stores connected to an Aerie brand location.

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2025	1,172	40	(44)	1,168
2024	1,182	49	(59) (1)	1,172
2023	1,175	42	(35)	1,182
2022	1,133	87	(45)	1,175
2021	1,078	103	(48)	1,133

(1) Includes 13 Hong Kong locations converted to licensed retail stores in the fourth quarter of Fiscal 2024. Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included in this Annual Report for additional information regarding Hong Kong retail operations.

Licensed Operations

Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets and shop-in-shop concessions and operate online marketplace businesses. As of January 31, 2026, our international licensing partners operated in 357 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

During Fiscal 2026, we plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

AEO Direct

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, and our AEO apps, both domestically and internationally in approximately 90 countries. We also sell AE and Aerie brand merchandise on various international online marketplaces. We offer Todd Snyder and Unsubscribed brand products online at www.toddsnyder.com and www.unsubscribed.com, respectively. These digital channels reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing to drive qualified traffic to our site and improving the digital customer experience to drive increased conversion.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our distribution network is fully omni-channel and services both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where the products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include "ship to home," which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our apps; "store pick-up," which consists of online orders being fulfilled either in store or curbside, and "store-to-door" where customers order within our store, and the goods are shipped directly to their home.

Customer Loyalty Program

Real Rewards by American Eagle and Aerie™ (the "Program") serves as a major pillar of our customer engagement strategy, providing a highly digitized, omni-channel experience across our physical retail footprint and our e-commerce platforms, www.ae.com and www.aerie.com. The Program is designed to drive brand engagement and increased customer lifetime value through a tiered structure that incentivizes higher spend and frequent engagement.

Key strategic pillars of the Program include:

•
Accelerated Rewards Tiers: A multi-level earn structure that rewards increased annual spend with higher point-accumulation rates.
•
Omni-Channel Integration: Seamlessly integrated member benefits including exclusive promotions, early access to product launches, and curated brand experiences.
•
Tiered Shipping Perks: Enhanced shipping and return benefits designed to streamline the digital shopping experience.
•
Strategic Credit Integration: Special card-member benefits aimed to deepen our financial relationship with our most loyal base through specialized discounts and exclusive tier card-member privileges.

Under the Program, members accumulate points based on purchases and other available activities. In turn, they earn rewards by reaching a point threshold. Members earn dollar rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2025, we purchased substantially all of our merchandise from non-North American suppliers. We sourced merchandise through vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

We maintain quality control departments at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We maintain an extensive factory inspection program to monitor compliance with our Supplier Code of Conduct. New garment factories must pass an initial inspection in order to do business with us and we continue to review their performance against our guidelines regarding working conditions, employment practices, and compliance with local laws through internal audits by our compliance team and the use of third-party monitors. We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices, and workplace safety. We are a certified, validated member of the Customs-Trade Partnership Against Terrorism program ("CTPAT"), a designation we have held since 2004. CTPAT is a voluntary program offered by U.S. Customs and Border Protection ("CBP") in which an importer agrees to work with CBP to strengthen overall supply chain security. In 2016, we were accepted into the Apparel, Footwear, and Textiles Center, one of CBP’s Centers of Excellence and Expertise ("CEE"). The CEEs were created to ensure uniformity across industry, create efficiencies, reduce redundancies, enhance industry expertise, and facilitate trade, all with a final goal of reduced costs at the border and allowing CBP to focus on high-risk shipments.

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

Regulation

We and our products are subject to regulation by various federal, state, local, and foreign regulatory authorities. Substantially all of our products are manufactured by foreign suppliers and imported by us, and we are subject to a variety of trade laws, customs regulations, and international trade agreements. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, have and could in the future have an adverse effect on our business and results of operations.

Furthermore, apparel and other products sold by us are under the jurisdiction of multiple governmental agencies and regulations, including, in the U.S., the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, marketing, licensing requirements, and consumer product safety requirements and regulatory testing. In addition, we are subject to changing regulatory restrictions and requirements, including in the area of data privacy.

Our licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations including those concerning the prevention of importation of goods manufactured with forced labor like the Uyghur Forced Labor Prevention Act, and we are not aware of any violations that could reasonably be expected to have a material adverse effect on our consolidated business or operating results.

For more information on the potential impacts of government regulations affecting our business and results of operations, see “Item 1A – Risk Factors.”

Human Capital Management

Our people come first. As of February 1, 2026, we employed approximately 45,000 associates throughout the world, including the U.S., of whom approximately 35,000 were part-time or seasonal associates. We employed approximately 39,000 associates in the U.S., of whom approximately 31,000 were part-time or seasonal associates.

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

Our culture model is composed of Listening, Observing, Supporting, and Informing:

•
Listening to our associates, customers and candidates through reviews of culture surveys, exit surveys, on-boarding surveys, associate hotline reporting, LinkedIn responses, and hotline reporting; we also support open door engagement and conduct Company-wide town halls and leader-directed roundtables on a periodic basis.
•
Observing who we are and what our associates are doing by regularly reviewing data that includes retention rates.
•
Supporting a positive Company culture through programs and processes for eligible associates that promote our strong values and address leadership development opportunities, work-life integration, well-being initiatives, fair pay initiatives, and family support, in each case based on role and jurisdiction, and affinity programs that are open to all associates.
•
Informing and through leadership, aiming to clearly communicate our values, model the behaviors we expect, and providing training and feedback.

Our Board of Directors (our "Board") plays an important role in the oversight of our talent and culture and receives regular updates from senior management on human capital management matters that include employee engagement, turnover and retention rates, talent development, leadership, and succession planning initiatives.

TALENT MANAGEMENT PROGRAMS

We utilize an integrated set of talent management tools and programs, rooted in our values, that thread through the entire talent lifecycle. We believe that consistent talent reviews, performance evaluations, and our efforts with respect to equitable pay practices and succession planning contributed to our full-time promotion rate of 19% and a full-time voluntary and mutual turnover rate that was below the five-year Company average in Fiscal 2025. We support associate development by providing Experience, Exposure, and Education through numerous programs, including AEO Academy, an online training platform that provides eligible associates with continuous learning opportunities. AEO Academy has nearly 3,100 modules, which in the aggregate were completed 418,706 times during Fiscal 2025.

IDEA

At AEO, our values are at the center of every decision, product and interaction. Inclusion, Diversity, Equity & Access (“IDEA”) is a key part of our Better Together culture. We believe our differences and individuality make us stronger as an organization. This means making sure that all people are respected and feel that being their authentic selves will not be a barrier to personal or professional fulfillment and growth.

We have three IDEA Pillars: Hiring, Community and Development.

Hiring. AEO understands that finding, attracting, and converting top talent is critical to succeeding in a competitive environment. We believe that talent is everywhere and does not fit one profile or background. Through continual improvement of hiring processes and the strategic expansion of where we find and cultivate candidates, we believe that we can continue to innovate and drive our business forward.

Community. Our goal is for associates to feel they have the freedom to be themselves, uniquely helping to create a vibrant community. We believe that AEO is a place where our people are excited to come to work, believe in the work that they do, feel valued, and are appreciated for their contributions. At AEO we also know we not only have the power to touch lives within our Company but also can make a lasting impact in the communities in which we operate. As a community, our hope is that living our values of People, Innovation, Passion, Integrity and Teamwork will allow us to enrich our internal and external communities and sustain our inclusive culture.

Development. We believe in equipping our leaders and our associates with the necessary resources and opportunities to succeed in an inclusive and dynamic workplace. By investing in our associates, we develop a pipeline of future and emerging leaders.

During Fiscal 2025 we continued to strengthen AEO through IDEA initiatives, including:

•
Our Structured Hiring process, an opportunity to operationalize a more thoughtful and standardized approach to hiring.
•
Leveraged partnerships with external organizations for eligible leadership and associates, such as The Advanced Leadership Institute (TALI), Carnegie Mellon University, and the National Retail Federation to expand the scope and reach of development opportunities, particularly focusing on emerging leaders.
•
The continued expansion of our Networks and Connection (our Employee Resource Groups) membership into non-corporate employee populations and an increase in the number of events held. Our Network and Connections are open to all associates and strengthen our culture of inclusion and belonging. In addition to cultural history and heritage month recognitions, our Networks and Connections held more than 20 events, including programming for Mental Health Awareness Month and National Autism Acceptance.
•
Consistent with our goal to strategically expand our sources of talent acquisition, we continued our commitment to exposing high school students with disabilities to job and career opportunities at AEO through our annual Disability Mentoring Day activities.

TOTAL REWARDS

Our compensation programs are designed to attract and retain highly skilled, performance-oriented associates who live our brands and embody our Better Together culture. We focus on delivering simple, straightforward compensation programs that our associates can easily understand. Ensuring that our teams are rewarded for delivering results is a key priority.

We strive to make compensation decisions that are fair and, to this end, regularly evaluate compensation through both an internal and external lens. We conduct regular benchmarking to ensure competitiveness to the external market.

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

As part of a total compensation strategy, we offer a broad suite of plans and programs to our workforce, understanding that their needs and priorities vary. Subject to the satisfaction of certain eligibility requirements, our full-time associates have access to a variety of medical, dental and vision plan offerings. In the U.S., our largest market, we also offer eligible employees holistic well-being programs, a 401(k), Employee Stock Purchase Plan, student loan debt support, onsite health care centers in key locations, and paid parental and caregiver leave.

HEALTH AND SAFETY

Our associates, customers, and partners' health, safety, and security are at the forefront of our Company values and operational priorities. We are steadfastly dedicated to a people-first philosophy and commit to comprehensive health, safety, and security programs that permeate every level of our organization.

Our Health and Safety Management Program is engineered to employ proactive strategies in community health monitoring, accident prevention, and thorough associate training, with the goal of ensuring swift and effective responses to any arising issues. This program ingrains safety as a collective responsibility, with our management team committed to upholding the high standards established by our Company.

We also embrace groundbreaking security technologies as a foundational principle aimed at creating an optimal working and shopping environment at AEO. By employing sophisticated screening techniques for personnel and vehicles and incorporating artificial intelligence ("AI") and advanced analytics, we enhance situational awareness and early detection capabilities to identify any security deviations deserving prompt attention.

Additionally, we continue to invest in global risk and threat intelligence aimed at identifying and mitigating potential threats from various sources, including health pandemics, natural disasters, geopolitical shifts, and global conflicts.

Competition

The global retail apparel industry is highly competitive both in stores and online, characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. We compete with various local, national, and global apparel retailers, e-commerce sites, and specialty stores, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection, and price. Additionally, we compete for our customers’ discretionary spend with businesses in other product and experiential categories, including technology, restaurants, travel, and media content.

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

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, AERIE®, OFFLINE BY AERIE® and various eagle designs with the Canadian Intellectual Property Office.

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

Information About our Executive Officers

Marisa A. Baldwin, age 55, has served as our Executive Vice President, Chief Human Resources Officer since 2021. Prior to joining us, Ms. Baldwin served as Chief Human Resources Officer at Ascena Retail Group/ANN Inc. from 2019 to 2021; as Senior Vice President, Human Resources & Corporate Communications (ANN INC.) from 2015 to 2019; and as Vice President, Human Resources, ANN INC. from 2011 to 2015. Prior thereto, Ms. Baldwin served in human resources leadership roles focused on the growth and expansion of Starbucks Corporation and building a culture of inclusion at Diageo North America, Inc.

Beth M. Henke, age 51, has served as Executive Vice President, Chief Legal Officer since 2025. Prior thereto she served as Senior Vice President - General Counsel and Chief Compliance Officer from 2022 until 2025. Ms. Henke also served as Senior Vice President - Deputy General Counsel & Chief Compliance Officer from 2019 until 2022, and started her career with us in 2017 as Vice President - Deputy General Counsel & Chief Compliance Officer. Prior to joining us, Ms. Henke served as the Chief Compliance Officer and VP of Litigation for EDMC. Ms. Henke began her legal career in the Labor & Employment group of Morgan, Lewis & Bockius LLP and was a partner with Marcus & Shapira LLP and Reed Smith LLP before moving in-house.

Jennifer M. Foyle, age 59, has served as our President, Executive Creative Officer – AE and Aerie since 2021 and as Chief Creative Officer, AEO Inc. and Global Brand President – Aerie from 2020 to 2021. Prior thereto she served as our Global Brand President - Aerie since 2015. Ms. Foyle served as Executive Vice President, Chief Merchandising Officer - Aerie from 2014 to 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from 2010 to 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Michael A. Mathias, age 51, has served as our Executive Vice President, Chief Financial Officer since 2020. Prior thereto, he served as Senior Vice President, Financial Planning & Analysis from 2017 to 2020, and in various key financial and operational roles since joining us in 1998 through 2014. From 2016 to 2017, Mr. Mathias served as Vice President, Financial Planning and Strategy at General Nutrition Centers, Inc. From 2014 to 2016, he served as President and Managing Partner of SY Ventures.

Jay L. Schottenstein, age 71, has served as our Chief Executive Officer since 2015. Prior thereto, Mr. Schottenstein served as our Interim Chief Executive Officer from 2014 to 2015. He has served as Chairman of the Board since 1992. He previously served as our Chief Executive Officer from 1992 until 2002. Prior to that time, he served as Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since 1992 and as President of SSC since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein has also served as Executive Chairman of the Board of Directors of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from 2005 to 2009. He also served on the Board of Directors for Albertsons Companies, Inc. (NYSE: ACI) from 2006 to 2022. He has served as an officer and director of various other entities owned or controlled by members of his family since 1976.

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

We have included the above website addresses and other website addresses throughout this Annual Report as inactive textual references only. The information contained on or accessible through any of our websites or any other websites is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider and carefully read all of the risks and uncertainties described below, as well as other information included in this Annual Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Macroeconomic and Industry Risks

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences have had, and will likely continue to have, a material adverse effect on our business, results of operations and financial condition.

The uncertain state of the global economy continues to impact businesses around the world, including ours. The success of our operations is highly dependent on consumer spending, which can be negatively impacted by economic conditions and other factors that affect disposable consumer income, including income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. A worsening of economic conditions, in particular in the U.S., could adversely affect discretionary consumer spending, which could, in turn, negatively impact our revenues and operating results. In the past, such as during the COVID-19 pandemic, weakness in consumer discretionary spending has led to a decrease in demand for our products and, correspondingly, in our results of operations and financial condition. Declines in consumer spending have and, in the future, may result in decreased demand for our products, increased inventories, lower revenues, higher discounts, pricing pressure and lower gross margins. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising or uncertain interest rates, new or increased tariffs imposed by the U.S. government and/or reciprocal tariffs imposed by other countries, changes in trade policies, supply chain disruptions, recession fears, geopolitical conflicts, such as Russia’s invasion of Ukraine, the conflict in the Middle East, and U.S. foreign policy in Latin America, continue to create a complex and challenging retail environment for us and our customers, and consumers may reduce discretionary spending. If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
During Fiscal 2025, interest rates continued to be volatile, coupled with risks relating to a potential recession, contributed to softness in consumer confidence. Additionally, risks relating to a potential recession during Fiscal 2026 remain. Any of these factors could lead to a decrease in consumer spending.
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
•
The current domestic and international political environment, including volatile trade relations, conflicts in multiple locations, and the related disruption to shipping lanes and civil unrest have resulted in uncertainty surrounding the future state of the global economy. There is uncertainty with respect to potential further changes in trade policy and regulations, sanctions and export controls, which increase volatility in the global economy and foreign currency exchange rates. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, correspondingly, could have a material adverse effect on our business and results of operations.

•
Trade policies and regulations, such as new, increased, or continuing uncertainty concerning tariffs or other trade restrictions may also increase the costs for imported materials and finished goods. Any resulting increase in prices we charge for our goods could negatively impact demand for our products, our sales and results of operations. Further, increases in consumer expenses more generally, may reduce discretionary spending and heighten price sensitivity, which could similarly negatively impact the demand for our products, our sales, and results of operations.

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

Our future success and reputation depends, in part, upon our ability to anticipate, identify and respond to fashion trends and changing consumer preferences, as well as changes in consumer spending patterns, in a timely manner. Lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to with markdowns or write-offs, could negatively impact our reputation and ability to achieve or maintain profitability and have a material adverse effect on our business partners. We expect continuously changing fashion-related trends and consumer tastes to influence future demand for our products. Changes in consumer tastes, fashion trends and brand reputation can have an impact on our financial performance and brand loyalty. If we are unable to anticipate and respond to fashion trends and changing consumer demands, and/or if we are unable to maintain a strong brand reputation, our business could suffer.

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

This seasonality, along with other factors that are beyond our control, including public health events, social or political unrest, general economic conditions, changes in consumer preferences, weather conditions, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

We operate in a highly competitive industry, and we face significant pricing pressures from existing and new competitors.

The sale of apparel, accessories, intimates, and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national, and international department stores, online businesses, discount stores and fast-fashion retailers. Fast fashion, value fashion and off-price retailers have shifted customer expectations of pricing for well-known brands and have contributed to additional promotional and pricing pressure in recent years. Changing consumer preferences has resulted and may continue to result in new competition for our products. Additionally, competition in the apparel industry is particularly enhanced in the digital marketplace, where there are new entrants in the market as well as established competitors. The substantial sales growth in the digital channel within the last several years has led to greater pricing pressure and heightened customer expectations and competitive pressure related to, among other things, customer engagement, delivery speed, shipping charges and return privileges. Some of our competitors have robust digital consumer experiences and highly efficient delivery systems. Furthermore, an overall decrease in mall traffic continues to place a greater reliance on the digital channel, which in turn increases competitive risks with respect to digital and online sales.

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
•
Anticipating and quickly responding to changing consumer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping; and
•
Safely evaluating and incorporating new technologies, such as AI, machine learning, and other relevant innovation.

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

Our operations, those of our licensees, our suppliers, or our customers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events, unseasonably warm weather, and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, geopolitical uncertainty, labor unrest, and other political instability (including, without limitation, the ongoing war between Russia and Ukraine, the conflict in the Middle East and U.S. foreign policy in Latin America); negative global climate patterns, especially in water-stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the U.S. or internationally. In particular, these types of events could impact our supply chain from or to the impacted region, our ability or the ability of our licensees or other third parties to operate our stores or websites, or our business as a whole if the impacted region includes our corporate offices, stores, or distribution centers. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and consumers’ perception of our brands. To the extent that any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

Impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability.

Significant negative industry or general economic trends, changes in customer demand for our product, disruptions to our business, and unexpected significant changes or planned changes in our operating results or use of long-lived assets may result in write-downs or impairments to goodwill, intangible assets, and other long-lived assets.

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

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, cybersecurity incidents, violations of evolving laws and regulations, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar compromises, AI and machine learning, and disruption of internet service. Changes in U.S. and foreign governmental regulations may also negatively impact our ability to deliver products to our customers through our digital channels. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

As omni-channel retailing continues to evolve, our customers are increasingly more likely to shop across multiple channels that work in tandem to meet their needs. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. Our inability to respond to changes in consumer behavior and our competitive environment, or to successfully maintain and expand our omni-channel business may have an adverse impact on our results of operations. See "— Operational Risks — Our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations."

Our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations.

Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. In Fiscal 2025, digital sales represented 39% of our total revenue. In order to grow and remain competitive, we will need to continue to adapt to future changes in technology to address the changing demands of consumers. For example, customers are increasingly using AI shopping assistant tools to help find products, compare prices and make purchase decisions. Use of these AI tools could transform commerce, including in ways that we fail to anticipate, and affect our ability to efficiently attract potential customers to our digital platforms and retain our customer base.

Any failure on our part or on the part of our third-party providers to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations.

Our omni-channel operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential consumers who increasingly rely on multiple channels to meet their shopping needs; and the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including cybersecurity incidents, theft of consumer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions. We are also subject to a variety of laws and regulations that govern the operations and features of our platforms. These include, but are not limited to, laws and regulations imposing specific requirements on consumer opt-outs, notices and mandates for verification of age of minors. The costs of monitoring and responding to such regulations and the consequences of non-compliance could have an adverse effect on our operations or financial condition.

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

Failure to maintain and grow a brand-relevant customer loyalty experience could have a negative impact on our growth and profitability.

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

Our business depends on the value and reputation of our brands and our ability to anticipate, identify, and respond to consumer demands and preferences, and to fashion trends. In addition, the increasing use of technology, including AI tools and social media platforms, allows for rapid communication and any negative publicity related to the aforementioned concerns may reduce demand for our merchandise. Further, with the increasing rise of social media as a channel of communication with our customers, the reputation of our brands may be impacted by our social media interactions and campaigns through heightened public focus. Due to the volatile and uncertain nature of consumer reactions to social media messaging, we may face difficulties in predicting messaging that will resonate with consumer expectations and result in positive publicity. If our social media efforts are not successful or result in negative public attention, we may be subject to reputational damage and adverse impacts to our business and financial condition.

The appeal of our brands may also depend on the success of our corporate social responsibility initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain that are exposed to the effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and non-governmental organizations, on environmental sustainability matters, including packaging and waste, animal welfare, and land use. We may receive increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose in our ESG report, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to publicly set and share these metrics and expand upon our disclosures, we may also face increased scrutiny related to these activities. As a result, we could experience damage to our reputation and the value of our brands if we fail to act responsibly in the areas in which we report.

Public perception about us, our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and may adversely impact our business, results of operations, and financial condition.

Failure to continue to obtain or maintain high-quality endorsers of our products, or actions taken by our endorsers, could harm our business.

From time to time, we establish relationships with artists, designers, musicians, athletes, social media influencers and other public figures to develop, evaluate and promote our products. If we are unable to recruit endorsers with consumer appeal or endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken, allegations of wrongdoing or statements made by our endorsers, associated with our products or brand or otherwise, that harm the reputations of those endorsers or our decisions to cease collaborating with certain endorsers in light of actions taken, allegations of wrongdoing or statements made by them, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our business.

We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing, or may be subject to new laws and regulations, in ways that could negatively affect our business, financial condition, cash flows, and results of operations.

We continue to invest in digital marketing to drive qualified traffic to our site. Our success with these efforts depends on an ability to attract customers cost effectively and, to do so, we rely heavily on relationships with providers of online services, search engines, social media and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also use social media, including Facebook, Instagram, YouTube and others, as well as affiliate marketing, email, SMS, and direct mail, as part of our multi-channel approach to marketing and we expect that our use of social media for marketing purposes will increase over time. We rely on these relationships to provide significant traffic to our website and as important marketing channels and sources of information regarding potential customers. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers. Our relationships with digital platforms are not covered by long-term contractual agreements and do not require any specific performance commitments. In addition, many of the platforms and agencies with whom we have advertising arrangements provide advertising services to other companies, including retailers with whom we compete.

As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations and prospects. In addition, laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards, as well as related enforcement, may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.

Our inability to implement and sustain adequate information technology systems could adversely impact our profitability and the loss of disruption of information technology systems could have a material adverse effect on our business.

Our information technology systems are an integral part of our strategies in efficiently operating our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential consumer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to prevent any future information security breaches. We regularly evaluate our information technology systems and continuously implement modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with operating, replacing, and modifying these systems, including inaccurate system information, including the use of AI tools, and system disruptions. There is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations. Additionally, there can be no guarantee that, if any information technology system failure, cyberattack, or security breach occurs, it will be timely detected or sufficiently remediated.

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

To the extent our associates operate under remote work arrangements, they may increase the risk of security incidents, data breaches or cyberattacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

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

Given the nature of our business, we, together with third parties acting on our behalf, receive, collect, process, use, and retain sensitive and confidential consumer and associate data, in addition to proprietary business information. Our business relies on information technology networks and systems to market and sell our products, process financial and personal information, manage a variety of business processes and comply with regulatory, legal and tax requirements. We also depend on a variety of information systems to effectively process consumer orders and other data and for digital marketing activities and for electronic communications among our associates, consumers, prospective consumers, and vendors. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to consumer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. Further, with the use of AI and other machine learning technologies, by us or our services providers, there is a risk that the data inputted into such technologies may contain confidential information or personal data, resulting in such information becoming accessible by third parties. The use of AI or machine learning technologies by our third-party service providers in their business activities, whether or not known to use, could also expose us to risks. While we believe we conduct appropriate diligence prior to onboarding third-party service providers, the failure of one or more such service provider to meet our expectations, including by use of AI tools in contravention of agreements with us, inputting our confidential or proprietary information into AI tools, or roll-out of new AI tools without approval, may give rise to issues pertaining to data privacy and data protection.

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

We and our third-party vendors regularly experience cyber-attacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill consumer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. We and our third-party vendors may not anticipate, detect, or prevent all types of attacks until after they have already been launched because the techniques used to obtain unauthorized access are increasingly sophisticated, constantly evolving and may not be known in the market. For example, as AI continues to evolve, cyber-attackers could also use AI to develop or hone their attacks. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in marketplace performance problems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites, and our reputation and market position could be harmed. Existing consumers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

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

We are also exposed to risks caused by new or ongoing armed conflicts. For example, the ongoing war between Russia and Ukraine, the conflict in the Middle East, and U.S. foreign policy in Latin America, have caused and continue to cause disruption, instability and volatility in global markets. These conflicts have caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions and inflationary pressures, among other factors.

Our product costs have been and may continue to be adversely affected by foreign trade issues, including import tariffs and other trade restrictions, increasing prices for raw materials, political instability, or other reasons, which could impact our profitability.

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

In addition, recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, with respect to countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape. This has and may continue to adversely impact our business and operations. On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs unlawful pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor does it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On February 20, 2026, shortly after the announced U.S. Supreme Court decision, the U.S. administration announced that it would be imposing a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, effective February 24, 2026, which is being challenged in court by several US states. The U.S. administration further announced that it would begin additional trade remedy investigations into unidentified trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain unidentified product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The Court of International Trade subsequently issued an interim order requiring U.S. Customs and Border Protection ("CBP") to process unliquidated entries without the unlawful tariffs and to develop a plan that could result in refunds of duties previously collected. CBP has indicated it is developing a plan within 45 days to implement that order, however the scope, timing, and ultimate availability of any refunds remains uncertain. While the Company has taken steps to preserve its rights should a refund process be established, no assurance can be given that refunds will be realized.

Accordingly, uncertainty with respect to tariffs remains ongoing, and U.S. import tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for suppliers, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our customers, and may negatively impact our margins and consumer demand for our products, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately.

Although such changes have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to these changes. We have and are continuing to work with our suppliers to mitigate our exposure to current or potential tariffs, but there can be no assurance that we will be able to offset any increased costs. In addition, U.S. trading partners may take retaliatory measures or may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. Further, our efforts to mitigate the impacts of tariffs are time-consuming and costly, and may not be effective.

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

In addition, we require our suppliers to comply with applicable laws, including labor, safety, anti-corruption, human rights, and environmental laws, and to otherwise meet our Vendor Code of Conduct and other industry standards. Our ability to find qualified suppliers who uphold our standards and provide access to products in a timely and efficient manner in the volume we may demand, in compliance with applicable laws, can present a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S.. Further, U.S. foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries and entities, the limitation on the importation of goods containing certain materials from other countries and other factors relating to foreign trade policy are beyond our control and remain uncertain given the current geopolitical landscape.

Failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations.

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to take actions to right-size our inventory, there could be disruptions in inventory flow and placement. We are also subject to the risk of loss or theft of our inventory, by employees, customers, or organized retail crime. Failure to effectively execute our inventory management strategies could adversely affect our business, financial condition and results of operations.

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

We seek to locate our brick-and-mortar stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ "anchor" tenants, which generally are large department stores and other area attractions, to generate consumer traffic near our stores. We cannot control the increasing impact of digital channels on shopping center traffic, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations, or the success of individual shopping malls. All of these factors may impact our ability to meet our sales targets and could have a material adverse effect on our financial results. In addition, some malls and shopping centers that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend away from brick-and-mortar retail continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations and financial condition.

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

Certain leases have early termination options, which can be exercised under certain specific conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or "percentage rent," if sales at the respective stores exceed specified levels, as well as the payment of tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

State, federal, and foreign governments are increasingly enacting laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. A variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance and certain industry standards regarding privacy, data protection, consumer protection, information security and the processing of personal information and other data apply to our business. The state and federal legislative and regulatory activity in this area may result in new or amended regulation or guidance that may hinder our business, for example, by restricting use or sharing of consumer data (including for marketing and advertising) or otherwise regulating AI (including the use of algorithms and automated processing) which could materially affect our business or significantly increase the cost of compliance. Additionally, the use of AI, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions.

We also may be subject to other consumer data and protection/privacy laws. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and impair our reputation, which could have a material adverse effect on our business. Moreover, the increasing adoption of AI technologies has led data protection authorities around the world to consider and adopt new and evolving interpretations of data protection laws. Such laws and regulations focused on the use and provision of AI technologies may impose certain obligations on us (e.g., obligations regarding processing of personal data, including required notices, consents and opt-outs) and could result in monetary penalties or other regulatory actions.

While we aim to comply with applicable privacy and data protection laws and obligations, there is no assurance that we will not be subject to claims that we have violated such laws and obligations, will be able to successfully defend against such claims, or will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent that multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve, or impossible to achieve, and we could be subject to fines and penalties in the event of non-compliance.

The Company’s amended and restated bylaws ("Bylaws") provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.

Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or agent of the Company to the Company or the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) action asserting a claim against the Company or any current or former director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law ("DGCL"), or the Company’s Amended and Restated Certificate of Incorporation or Bylaws; (iv) action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware or (v) action asserting an "internal corporate claim," as that term is defined in Section 115 of the DGCL shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the U.S. of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice-of-forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks, as described in Part I, Item 1, Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. Moreover, the increased prevalence of AI raises potential issues related to unauthorized use of our intellectual property by third parties, as well as potential questions over the ownership of any intellectual property generated through the use of AI tools. The impact of AI on intellectual property rights may result in increased costs with respect to policing and ownership disputes. Use of AI and other machine learning technologies, by us or our service providers, in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output, which may not be eligible for copyright or patent protection under various laws (including those of the U.S.) without sufficient human authorship or inventorship, respectively.

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

New tax legislation, including legislation implementing changes in taxation of international business activities, could be enacted at any time and new interpretations or applied laws could increase our compliance, operating and other costs. These costs, together with fluctuations in our tax obligations and effective tax rate could adversely affect us.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the tax laws and regulations in the countries where we operate may change or there may be changes in interpretation and enforcement of existing tax laws. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules or regulations. Recent tax legislation and regulations, including provisions of the 2025 One Big Beautiful Bill Act (“OBBBA”) and potential increases in taxes, make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed.

We are also subject to the examination of our tax returns by the Internal Revenue Service (“IRS”) and state and local taxing authorities in the United States and by taxing authorities in other jurisdictions. The laws and regulations related to tax matters are extremely complex, require significant judgment and are subject to varying interpretations and application. Although we believe our positions are reasonable, they are subject to challenge and the results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.

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

The impact of any of the previously discussed factors, some of which are beyond our control, and others which we are not aware of or which we do not currently consider material, may cause our actual results to differ materially from our expectations expressed elsewhere in this Annual Report and other forward-looking statements we may make from time to time.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Board as a whole has the responsibility for the Company’s risk oversight and management, which includes a focus on cybersecurity risks. To oversee cybersecurity risk at the management level, we employ a Chief Information Security Officer ("CISO") whose team is responsible for leading our company-wide cybersecurity strategies, policies, standards, architectures, operations, and processes. We have an established an Information Security Program, which is integrated into our overall enterprise risk management system and processes, to assess, identify, and manage material risks from cybersecurity threats. This program is based and built upon, informed by and responsive to industry best practice frameworks such as ISO, NIST, and the Payment Card Industry Data Security Standard. Our program undergoes an internal annual review, conducted by our CISO and internal auditors, as well as third party external review. Additionally, we are a member of an industry cybersecurity intelligence and risk-sharing organization, which enables us to stay informed about developments, trends, and risks in the cybersecurity threat landscape.

As an important component of our overall cybersecurity strategy, we leverage a diverse array of third-party cybersecurity vendors and security firms in different capacities to assess or supplement various aspects of our Information Security Program. Such third parties include cybersecurity monitoring and alerting, penetration testing along with designated external experts (including but not limited to cybersecurity breach counsel, experts in incident response, cyber forensics, and threat intelligence). Additionally, we collaborate with various cybersecurity vendors to conduct regular tabletop exercises and trainings to help fortify our Information Security Program. To elevate cybersecurity education, we supplement internal training with third-party cybersecurity vendors, providing annual security awareness training, phishing exercises, and ongoing security refreshers and reminders throughout the year.

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

Our CISO helps ensure the confidentiality, integrity, and availability of information that we possess through our Cyber Incident Response Plan (“CIRP”). We have assembled a cross-functional Incident Response Team with representation from a multitude of internal teams along with third-party experts to support all aspects of incident response, recovery, and reporting. The CIRP outlines processes to evaluate and respond to various cybersecurity threats, assess the severity of potential and actual incidents and their impacts, and procedures around who should be notified and involved in the Company’s responses thereto. For example, cybersecurity incidents that surpass a certain level of severity typically require updates to executive leadership and our Board. The CIRP is reviewed on a regular basis including by industry-leading incident response providers, internal/external auditors, and others. The CIRP is tested regularly through tabletop exercises facilitated by an outside expert. These proactive exercises are intended to help refine and optimize our incident response capabilities and minimize the impact of any cybersecurity incident.

Additionally, we have established a Cyber Incident Materiality Assessment Committee ("C-MAC") that is primarily responsible for conducting a materiality assessment of cybersecurity incidents and determining whether it is material for disclosure and reporting purposes in accordance with applicable rules and regulations. This assessment and determination are separate and distinct from evaluating the cyber severity of an incident, which remains within the purview of the CIRP. The C-MAC is composed of various cross-functional senior members of management, including our Chief Financial Officer, Chief Accounting Officer, Chief Supply Chain, Technology and International Officer, Chief Legal Officer, Chief Technology Officer, CISO, Senior Vice President of Corporate Communications and Investor Relations, Vice President of Internal Audit and certain key outside advisors. The C-MAC will coordinate with our Disclosure Committee in connection with any requisite disclosures.

The Board's Audit Committee receives regular reports from the CISO on pertinent cyber risks exposures, the status of projects designed to fortify our Information Security Program, metrics on the effectiveness of this program, and the emerging threats in this area. Cyber insurance coverage is reviewed annually with the Audit Committee, as part of our overall risk management process. Furthermore, on a regular basis, the CISO provides pertinent cybersecurity risk exposures and updates along with various other business units as part of the enterprise risk management report to the Audit Committee. The Audit Committee is responsible for the review and assessment of cybersecurity risk exposures and the steps taken to monitor and control those exposures. Our senior officers have ongoing engagement with the Audit Committee on cybersecurity issues.

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future, and we continue to closely monitor cyber risk. Overall, the Company has implemented tactical processes for assessing, identifying, and managing material risks from cybersecurity threats to the Company, including governance at the Board level and accountability in our executive management for the execution of our cyber risk management strategy and the controls designed to protect our operations. See "Risk Factors—Operational Risks" in Part I, Item 1A of this Annual Report, which should be read in conjunction with this Item 1C, for additional information regarding the Company’s cybersecurity risks.

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

We lease regional distribution facilities in seven cities throughout the U.S. totaling 2.6 million square feet, with varying terms expiring through 2030. These facilities were used by our Quiet Platforms operating segment throughout Fiscal 2025, and primarily serve as AEO's regionalized fulfillment centers. Refer to Note 15, Impairment, Restructuring and Other Charges,

to the Consolidated Financial Statements included herein for additional information regarding the closure of Quiet Platforms fulfillment centers.

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

Item 3. Legal Proceedings.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. As of the date of this Annual Report, we believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for Fiscal 2025.

Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NYSE under the symbol "AEO." As of March 12, 2026, there were 439 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 120,000.

Dividends

A quarterly cash dividend of $0.125 per share was paid in all four quarters of Fiscal 2025, resulting in a dividend yield of 3.3%.

A quarterly cash dividend of $0.125 per share was paid in all four quarters of Fiscal 2024, resulting in a dividend yield of 2.4%.

Subsequent to the fourth quarter of Fiscal 2025, our Board declared a $0.125 per share dividend, payable on April 24, 2026 to stockholders of record at the close of business on April 10, 2026.

The Company maintains the right to defer the record and payment dates of any declared dividends, depending upon, among other factors, business performance, and the macroeconomic environment. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, and other relevant factors.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 30, 2021 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

Comparison of Cumulative Five Year Total Return
Among American Eagle Outfitters, Inc., the S&P MidCap 400 Index, and a Peer Group
$200
$150
$100
$50
1/30/21
1/29/22
1/28/23
2/03/24
2/01/25
1/31/26
American Eagle Outfitters, Inc.
S&P MidCap 400 Index
Peer Group

	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026
American Eagle Outfitters, Inc.	100.00	101.09	72.50	98.86	78.77	118.05
S&P Mid Cap 400 Index	100.00	111.58	115.25	123.88	147.21	158.56
Peer Group	100.00	102.54	92.91	102.95	115.48	104.49

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2025 Annual Meeting of Stockholders. For Fiscal 2025, this group consisted of the following companies: Abercrombie & Fitch Co.; Burberry Group PLC; Capri Holdings Limited; Columbia Sportswear Company; The Gap, Inc.; Guess? Inc.; Hanesbrands Inc.; Kontoor Brands; Levi Strauss & Co.; lululemon athletica, inc.; PVH CORP.; Ralph Lauren Corporation; Tapestry, Inc.; Under Armour Inc.; Urban Outfitters, Inc; V.F. Corporation; and Victoria's Secret & Co.

Our peer group was updated for Fiscal 2025 to include Columbia Sportswear Company and V.F. Corporation and to remove Express, Inc. in light of its Chapter 11 bankruptcy in April 2024. Hanesbrands Inc. and Guess? Inc. are included in our peer group until their delistings from the New York Stock Exchange in December 2025 and January 2026, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the 13 weeks ended January 31, 2026.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares That May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
Month #1 (November 2, 2025 through November 29, 2025)	—	—	—	50,084,301
Month #2 (November 30, 2025 through January 3, 2026)	—	—	—	50,084,301
Month #3 (January 4, 2026 through January 31, 2026)	1,000,000	$25.38	1,000,000	49,084,301
Total	1,000,000	$25.38	1,000,000	49,084,301
(1)
There were 1.0 million shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended January 31, 2026.
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

This MD&A generally discusses Fiscal 2025 and Fiscal 2024 and provides year-to-year comparisons between Fiscal 2025 and Fiscal 2024. Discussions of Fiscal 2023 and year-to-year comparisons between Fiscal 2024 and Fiscal 2023 that are not included in this Annual Report can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II. Item 7 of our annual report on Form 10-K for the fiscal year ended February 1, 2025.

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

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources between segments based on adjusted operating income, which is a non-GAAP financial measure. See "Non-GAAP Information" below and Note 14, Segment Reporting, to the Consolidated Financial Statements included herein for additional information.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior-year period. In fiscal years following those with 53 weeks, the prior-year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the 13th month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the 13th month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures include sales from stores and AEO Direct.

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

Current Trends and Outlook

Macroeconomic Conditions, Inflation and Tariffs

During Fiscal 2024 and Fiscal 2025, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory.

In addition, recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, with respect to countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape. This has and may continue to adversely impact our business and operations. On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs unlawful pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor does it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On February 20, 2026, shortly after the announced U.S. Supreme Court decision, the U.S. administration announced that it would be imposing a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, effective February 24, 2026, which is being challenged in court by several US states. The U.S. administration further announced that it would begin additional trade remedy investigations into unidentified trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain unidentified product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The Court of International Trade subsequently issued an interim order requiring U.S. Customs and Border Protection ("CBP") to process unliquidated entries without the unlawful tariffs and to develop a plan that could result in refunds of duties previously collected. CBP has indicated it is developing a plan within 45 days to implement that order, however the scope, timing, and ultimate availability of any refunds remains uncertain. While the Company has taken steps to preserve its rights should a refund process be established, no assurance can be given that refunds will be realized.

Accordingly, uncertainty with respect to tariffs remains ongoing. The imposition of tariffs by the U.S. government, associated geopolitical tensions, including reciprocal tariffs by trading partners, and uncertainties regarding U.S. import tariffs have and may further affect our margins and operations or could lead to further weakened business conditions for our industry. We continue to evaluate the impact of tariffs and other trade policies on our business.

For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see "Risk Factors" in Part I, Item 1A of this Annual Report.

Results of Operations

Overview

With a deliberate action plan that ignited growth, we improved profitability and cash flow fueling a strong finish to Fiscal 2025. Initiatives across merchandising, operations and marketing continue to strengthen our company and position our brands for long-term success. We remain committed to driving continued profitable growth and strong cash flow for our shareholders. Except as otherwise indicated, all comparisons are to Fiscal 2024.

•
Total net revenue increased $219 million to $5.547 billion compared to $5.329 billion last year.
•
Total comparable sales increased 3%. By brand, comparable sales for Aerie increased 9%, and American Eagle comparable sales were flat year-over-year.
•
Gross profit decreased 3% to $2.025 billion and decreased by 270 basis points to 36.5% as a percentage of revenue.
•
Operating income decreased 47% to $226.2 million and decreased by 390 basis points to 4.1% as a percentage of total revenue. Non-GAAP adjusted operating income decreased 26% to $327.8 million and decreased by 240 basis points to 5.9% as a percentage of revenue.
•
Net income attributable to AEO decreased 42% to $192.0 million and decreased by 270 basis points to 3.5% as a percentage of total revenue. Diluted earnings per share attributable to AEO decreased to $1.09 for Fiscal 2025 compared to $1.68 for Fiscal 2024. Non-GAAP adjusted net income attributable to AEO decreased 23% to $266.0 million and decreased by 160 basis points to 4.8% as a percentage of revenue. Non-GAAP adjusted diluted earnings per share attributable to AEO decreased to $1.50 for Fiscal 2025 compared to $1.74 for Fiscal 2024.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	Fiscal Years Ending
	January 31, 2026		February 1, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$5,547,236	100.0%	$5,328,652	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	3,521,915	63.5	3,239,719	60.8
Gross profit	2,025,321	36.5	2,088,933	39.2
Selling, general and administrative expenses	1,485,535	26.8	1,431,814	26.9
Impairment, restructuring and other charges(1)	101,603	1.8	17,561	0.3
Depreciation and amortization expense	211,961	3.8	212,255	4.0
Operating Income(1)	226,222	4.1	427,303	8.0
Interest expense (income), net	4,112	0.1	(7,769)	(0.1)
Other (income), net	(27,278)	(0.5)	(4,685)	(0.1)
Income before income taxes	$249,388	4.5	$439,757	8.2
Provision for income taxes	63,866	1.2	112,854	2.1
Net Income(1)	$185,522	3.3%	$326,903	6.1%
Net loss attributable to noncontrolling interests	6,461	0.2	2,477	0.1
Net income attributable to AEO	191,983	3.5	329,380	6.2
Diluted net income per common share attributable to AEO(1)	$1.09		$1.68

(1) Please see “Non-GAAP Information” below for non-GAAP financial measures.

Comparison of Fiscal 2025 to Fiscal 2024

Total Net Revenue

Total net revenue for Fiscal 2025 increased $219 million to $5.547 billion compared to $5.329 billion for Fiscal 2024. Total comparable sales increased by 3% and 4% for Fiscal 2025 and Fiscal 2024, respectively. Digital revenue increased 7%, driven by increased transaction volume as a result of increased traffic. Higher average dollar sales and units per transaction also contributed to the increase in digital revenue. Store revenue was flat compared to Fiscal 2024.

	Fiscal Years Ending				Increase/(Decrease)
	January 31, 2026		February 1, 2025
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$3,411,237	61.5%	$3,385,231	63.5%	$26,006	1%
Aerie	1,940,924	35.0	1,738,414	32.6	202,510	12
Other	226,027	4.1	243,907	4.6	(17,880)	(7)
Intersegment Eliminations	(30,952)	(0.6)	(38,900)	(0.7)	7,948	(20)
Total net revenue	$5,547,236	100.0%	$5,328,652	100.0%	$218,584	4%

American Eagle. Net revenue was relatively flat year-over-year. American Eagle comparable sales were flat year-over-year.

Aerie. The increase in net revenue was driven by increased traffic and transactions across channels, as well as increased units per transaction and transaction value. Aerie comparable sales increased 9% year-over-year.

Other. Net revenue decreased compared to Fiscal 2024 primarily due to planned lower revenue from Quiet Platforms due to our change in strategy for this business.

Gross Profit

	Fiscal Years Ending		Increase/(Decrease)
	January 31, 2026	February 1, 2025
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$2,025,321	$2,088,933	$(63,612)	-3%
Gross Margin	36.5%	39.2%	-270 basis points

The decrease in gross profit was driven by a decrease of $30 million in merchandise margin due to increased promotional activity and $70 million of incremental tariffs, net of mitigation efforts, as well as an inventory charge taken in the first quarter of Fiscal 2025 related to the write-down of spring and summer merchandise.

Additionally, buying, occupancy, and warehousing costs increased $34 million year-over-year, primarily due to new store openings and digital sales volume. As a percentage of net revenue, buying, occupancy, and warehousing costs leveraged 10 basis points compared to Fiscal 2024, due to higher sales in Fiscal 2025.

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

Selling, General, and Administrative Expenses

	Fiscal Years Ending		Increase/(Decrease)
	January 31, 2026	February 1, 2025
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,485,535	$1,431,814	$53,721	4%
Selling, general and administrative expenses as a percentage of net revenue	26.8%	26.9%	10 basis points

SG&A expenses increased $54 million year-over-year. The increase was primarily related to planned investments in advertising.

Impairment, Restructuring and Other Charges

For Fiscal 2025, we recorded the following:

Fiscal Year Ended
January 31,
(In thousands)	2026
Quiet Platforms impairment and restructuring charges (1)	58,966
Corporate and store impairment and restructuring charges (2)	42,637
Total impairment and restructuring charges	$101,603
Impairment and restructuring charges as a percentage of net revenue	1.8%

(1)
As part of our continued supply chain network optimization project, the Company made the decision to close the Quiet Platforms business and discontinue services for all third-party customers. The Company recorded $59.0 million of impairment and restructuring charges related to closing Quiet fulfillment centers.

(2)
The Company recorded $42.6 million of impairment and restructuring charges related to corporate operations and store impairment.

As set forth below, for Fiscal 2024, we recorded $10.7 million of employee severance related to corporate restructuring, and $6.8 million of impairment and restructuring costs due to the sale of our Hong Kong retail operations.

Fiscal Year Ended
February 1,
(In thousands)	2025
Corporate restructuring costs	10,729
Hong Kong retail operations impairment and restructuring costs	6,832
Total impairment and restructuring charges	$17,561
Impairment and restructuring charges as a percentage of net revenue	0.3%

Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included in this Annual Report for additional information.

Depreciation and Amortization Expense

	Fiscal Years Ending		Increase/(Decrease)
	January 31,	February 1,
	2026	2025
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$84,047	$74,220	$9,827	13%
Aerie	59,574	59,097	477	1
Other	68,340	78,938	(10,598)	(13)
Total depreciation and amortization expense	$211,961	$212,255	$(294)	(0)%
Total depreciation and amortization expense as a percentage of net revenue	3.8%	4.0%	20 basis points

Operating Income

	Fiscal Years Ending				Increase/(Decrease)
	January 31, 2026		February 1, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$455,113	8.2%	$606,507	11.4%	$(151,394)	(25)%
Aerie	345,874	6.2	315,845	5.9	30,029	10
Other	(44,379)	(0.8)	(53,722)	(1.0)	9,343	(17)
General corporate expenses	(428,783)		(423,766)		(5,017)
Impairment, restructuring and other charges	(101,603)		(17,561)		(84,042)
Total Operating Income	$226,222	4.1%	$427,303	8.0%	$(201,081)	(47)%

The decrease in total operating income was primarily driven by lower gross profit in the American Eagle brand and increased investments in advertising, as well as an $84 million increase in impairment, restructuring and other charges during Fiscal 2025.

American Eagle. The decrease was primarily the result of the $114 million decline in gross margin, driven by lower merchandise margin due to increased promotional activity and $44 million of incremental tariffs, net of mitigation efforts. SG&A expenses increased $28 million primarily due to planned investments in advertising. Depreciation and amortization expense also increased $10 million primarily as a result of remodeled stores.

Aerie. The increase was primarily the result of the $65 million increase in gross margin, driven by higher merchandise margin on the $196 million, or 12%, increase in total net revenue, which was partially offset by increased promotional activity and $26 million of incremental tariffs, net of mitigation efforts, as well as a $19 million increase in buying, occupancy, and warehousing costs primarily related to delivery and new store rent. SG&A expenses increased $33 million primarily due to store compensation and planned investments in advertising.

Other. The reduction in loss was primarily related to planned lower volume from Quiet Platforms.

Interest Expense (Income), Net

	Fiscal Years Ending		Increase/(Decrease)
	January 31,	February 1,
	2026	2025
	(In thousands)		(In thousands)	(Percentage)
Interest expense (income) net	$4,112	$(7,769)	$(11,881)	153%
Interest expense (income) as a percentage of net revenue	0.1%	(0.1)%	-20 basis points

The increase in interest expense (income), net was primarily attributable to a $7 million reduction in interest income as a result of lower investable cash balances, as well as a $5 million increase in interest expense as a result of borrowings on our Credit Facility (as defined below) in Fiscal 2025.

Other (Income), Net

	Fiscal Years Ending		Increase/(Decrease)
	January 31,	February 1,
	2026	2025
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(27,278)	$(4,685)	$22,593	482%
Other (income), net as a percentage of net revenue	(0.5)%	(0.1)%	40 basis points

The increase in other (income), net consists of a $26 million gain on equity method investments, partially offset by foreign currency fluctuations.

Income Taxes

	Fiscal Years Ending		Increase/(Decrease)
	January 31,	February 1,
	2026	2025
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$63,866	$112,854	$48,988	43%
Provision for income taxes as a percentage of net revenue	1.2%	2.1%	90 basis points

Effective tax rate	25.6%	25.7%

The effective income tax rate was 25.6% for Fiscal 2025, compared to an effective income tax rate of 25.7% for Fiscal 2024.The lower effective income tax rate in Fiscal 2024 was primarily driven by changes in international provisions of the Tax Cut and Jobs Act of 2017 partially offset by changes in non-deductible executive compensation. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates.

The Organization for Economic Cooperation and Development ("OECD") Global Anti-Base Erosion Pillar Two minimum tax rules, also referred to as "Pillar Two", are intended to apply to tax years beginning in 2024 and generally provide for a minimum effective tax rate of 15%. While the U.S. has not enacted legislation to adopt Pillar Two, certain countries in which we operate have enacted such legislation, and other countries are in the process of doing so. We considered the applicable tax laws in relevant jurisdictions and concluded there is no material effect on our effective tax rate or our consolidated results of operation, financial position, and cash flows for the year ended January 31, 2026. The Company will continue to evaluate the potential effect of Pillar Two on future reporting periods and expects the impact to be immaterial.

Refer to Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, to the Consolidated Financial Statements included herein for additional information regarding our accounting for income taxes.

Net Income attributable to AEO

	Fiscal Years Ending		Increase/(Decrease)
	January 31,	February 1,
	2026	2025
	(In thousands)		(In thousands)	(Percentage)
Net income attributable to AEO	$191,983	$329,380	$(137,397)	-42%
Net income attributable to AEO as a percentage of net revenue	3.5%	6.2%	-270 basis points

The change in net income was attributable to the factors described above.

Net income per diluted share attributable to AEO for Fiscal 2025 was $1.09, which included $97.9 million (net of $3.7 million of non-controlling interest), or $0.43 per diluted share, of pre-tax impairment and restructuring charges. Refer to "Non-GAAP Information" below for additional detail.

Net income per diluted share attributable to AEO for Fiscal 2024 was $1.68, which includes $17.6 million ($0.06 per diluted share) of pre-tax impairment and restructuring charges. Refer to "Non-GAAP Information" below for additional detail.

Non-GAAP Information

This Results of Operations section contains operating income, net income and net income per diluted share presented on an adjusted basis, which are non-GAAP financial measures ("non-GAAP" or "adjusted"). These financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above for Fiscal 2025:

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	Fiscal Year Ended
	January 31, 2026
	Operating Income	Income Tax Expense	Effective Tax Rate	Net Income Attributable to AEO	Earnings per Diluted Share
GAAP Basis	$226,222	$63,866	25.6%	$191,983	$1.09
% of Revenue	4.1%			3.5%

Add: Impairment and restructuring charges (1)	$101,603			$76,794	$0.43

Tax effect of the above (2)		$24,809

Net loss attributable to non-controlling interests				$(3,707)	$(0.02)

Non-GAAP Basis	$327,825	$88,675	25.3%	$265,070	$1.50
% of Revenue	5.9%			4.8%

(1) Refer to Note 15, Impairment, Restructuring, and Other Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax provision calculated on a GAAP basis and on a non-GAAP basis.

The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above for Fiscal 2024:

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	Fiscal Year Ended
	February 1, 2025
	Operating Income	Income Tax Expense	Effective Tax Rate	Net Income Attributable to AEO	Earnings per Diluted Share
GAAP Basis	$427,303	$112,854	25.7%	$329,380	$1.68
% of Revenue	8.0%			6.2%

Add: Impairment, restructuring and other charges (1)	$17,561			$12,983	$0.06

Tax effect of the above (2)		$4,577

Non-GAAP Basis	$444,864	$117,431	25.7%	$342,363	$1.74
% of Revenue	8.3%			6.4%

(1) Refer to Note 15, Impairment, Restructuring, and Other Charges, to the Consolidated Financial Statements included herein for additional information.

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

We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

January 31, 2026

Working capital, in thousands	$446,610
Current Ratio	1.51

The following table sets forth net cash flows in operating, investing, and financing activities for Fiscal 2025 and 2024:

	Fiscal Years Ending		(Decrease)/Increase
	January 31,	February 1,
	2026	2025
	(In thousands)
Total cash provided by (used for):
Operating activities	$456.2	$476.8	$(20.6)
Investing activities	(202.7)	(217.5)	14.9
Financing activities	(326.9)	(301.9)	(24.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.3	(2.5)	5.8
(Decrease) increase in cash and cash equivalents	$(70.0)	$(45.1)	$(24.9)

Cash Flows Provided by Operating Activities

For both Fiscal 2025 and Fiscal 2024, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

For both Fiscal 2025 and Fiscal 2024, investing activities primarily consisted of capital expenditures for property and equipment. For further information on capital expenditures, refer to "Capital Expenditures for Property and Equipment" caption below.

Cash Flows Used for Financing Activities

During Fiscal 2025, cash used for financing activities consisted primarily of $201.8 million, including excise taxes, used to repurchase the Company's common stock under the ASR Agreement (as defined below), $85.3 million for cash dividends paid at a quarterly rate of $0.125 per share for all four quarters of Fiscal 2025, and $56.9 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced repurchase program

During Fiscal 2024, cash used for financing activities consisted primarily of $190.9 million, including commissions and excise taxes, used to repurchase common stock under our publicly announced repurchase programs, and $96.5 million for cash dividends paid at a quarterly rate of $0.125 for all four quarters of Fiscal 2024.

Cash returned to shareholders through dividends and share repurchases, including excise taxes, was $344.0 million and $287.4 million in Fiscal 2025 and Fiscal 2024, respectively.

Capital Expenditures for Property and Equipment

For Fiscal 2025, capital expenditures totaled $260.8 million. See below for a breakdown of expenditures:

	Fiscal Years Ending		Increase/(Decrease)
	January 31,	February 1,
	2026	2025
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$145,643	$131,938	$13,705	10%
Information technology initiatives	50,955	51,399	(444)	(1)
Supply chain infrastructure	13,621	17,923	(4,302)	(24)
Other home office projects	50,576	21,278	29,298	138
Capital Expenditures	$260,795	$222,538	$38,257	17%

For Fiscal 2026, we expect capital expenditures to be in the range of $250 to 260 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in Fiscal 2025 and Fiscal 2024:

	Fiscal Years Ending
	January 31, 2026		February 1, 2025
	New Stores	Remodels	New Stores	Remodels
American Eagle(1)	12	41	22	46
Aerie(2)	22	2	22	5
Todd Snyder	4	-	4	-
Unsubscribed	2	-	1	-
Total stores	40	43	49	51

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location.

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location.

Revolving Credit Facility

In June 2022, we entered into an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires in June 2027.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of January 31, 2026, we were in compliance with the terms of the Credit Agreement and had $12 million outstanding in stand-by letters of credit.

Share Repurchases

On March 11, 2025, the Company’s Board of Directors authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024.

As of January 31, 2026, the Company had a total of 49.0 million shares remaining authorized for repurchase through February 3, 2029. During Fiscal 2025, there were 3.0 million shares repurchased under this authorization.

Subsequent to the end of Fiscal 2025 and through the period ending March 30, 2026, the Company repurchased 3.0 million shares of common stock as part of our publicly announced share repurchase program.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America") to repurchase an aggregate of $200 million of the Company’s common stock.

Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares. The cumulative repurchases under the ASR Agreement totaled 18.4 million shares, in the aggregate, at an average price of $10.86 per share.

Dividends

Dividends are disclosed in Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Critical Accounting Estimates

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

Revenue Recognition. In accordance with Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers, we record revenue for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

Impairment of long-lived assets. In accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"), we evaluate the value of leasehold improvements, store fixtures, and operating lease ROU assets associated with retail stores, distribution centers, and corporate operations. We evaluate long-lived assets for impairment at the individual retail store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income (loss) in the Consolidated Statements of Operations.

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

Share-Based Payments. We account for share-based payments in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718"). To determine the fair value of our awards, we use the Black-Scholes option-pricing model for stock option awards and a Monte-Carlo simulation for performance-based restricted stock awards, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the "expected term") and the estimated volatility of the price of our common stock over the expected term. We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on historical volatility of our common stock. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

Recent accounting pronouncements the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included herein.

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

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $30 million to $35 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. An unrealized gain of $40.8 million is included in accumulated other comprehensive loss for the year ended January 31, 2026. This is primarily related to the fluctuations of the U.S. dollar to Mexican peso and US dollar to Canadian dollar exchange rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2026 expressed an unqualified opinion thereon.

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

Retail Store Long-Lived Asset Impairment
Description of the Matter

As more fully described in Notes 2, 4, and 15 to the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (store fixtures, leasehold improvements, and operating lease right-of-use assets) at the individual retail store level, which is the lowest level at which individual cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those store assets are less than their carrying amounts. When this is the case, the Company compares the estimated fair value of the respective retail store assets to its carrying value. If fair value is less than carrying value, an impairment loss is recorded for the difference. For the year ended January 31, 2026, the Company recorded retail store impairment charges of $21.3 million. Of the total, $14.6 million related to the impairment of operating lease right of use assets and $6.7 million related to the impairment of property and equipment.

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

Our testing of the Company’s retail store impairment analyses included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Furthermore, we assessed the assumptions applied by management in these analyses, particularly the market rent assumption mentioned earlier that was utilized to estimate fair value. For the market rent assumption, we assessed the reasonableness by comparing to market data and we conducted sensitivity analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 30, 2026

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	Fiscal Years Ending
	January 31,	February 1,
(In thousands, except per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$238,923	$308,962
Short-term investments	—	50,000
Merchandise inventory	701,966	636,655
Accounts receivable, net	258,624	262,365
Prepaid expenses	93,231	76,088
Other current assets	21,429	20,161
Total current assets	1,314,173	1,354,231
Operating lease right-of-use assets	1,450,592	1,295,400
Property and equipment, at cost, net of accumulated depreciation	785,622	751,264
Goodwill, net	225,269	225,079
Non-current deferred income taxes	85,532	68,158
Intangible assets, net	37,468	42,449
Other assets	111,024	94,194
Total assets	$4,009,680	$3,830,775

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$251,761	$280,712
Current portion of operating lease liabilities	320,005	313,034
Accrued compensation and payroll taxes	82,354	113,388
Unredeemed gift cards and gift certificates	75,278	70,094
Accrued income and other taxes	41,290	30,677
Other current liabilities and accrued expenses	96,875	74,751
Total current liabilities	867,563	882,656
Non-current liabilities:
Non-current operating lease liabilities	1,380,318	1,133,296
Other non-current liabilities	70,365	47,963
Total non-current liabilities	1,450,683	1,181,259
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 168,958 and 188,618 shares outstanding, respectively	2,496	2,496
Contributed capital	382,676	362,616
Accumulated other comprehensive loss	(15,586)	(56,390)
Retained earnings	2,552,721	2,456,063
Treasury stock, 80,608 and 60,948 shares, respectively, at cost	(1,229,154)	(1,001,154)
Total AEO stockholders' equity	1,693,153	1,763,631
Noncontrolling interests	(1,719)	3,229
Total stockholders’ equity	1,691,434	1,766,860
Total liabilities and stockholders’ equity	$4,009,680	$3,830,775

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands, except per share amounts)	2026	2025	2024
Total net revenue	$5,547,236	$5,328,652	$5,261,770
Cost of sales, including certain buying, occupancy and warehousing expenses	3,521,915	3,239,719	3,237,192
Gross profit	2,025,321	2,088,933	2,024,578
Selling, general and administrative expenses	1,485,535	1,431,814	1,433,300
Impairment, restructuring and other charges	101,603	17,561	141,695
Depreciation and amortization expense	211,961	212,255	226,866
Operating income	$226,222	$427,303	$222,717
Interest expense (income), net	4,112	(7,769)	(6,190)
Other (income), net	(27,278)	(4,685)	(10,009)
Income before income taxes	249,388	439,757	238,916
Provision for income taxes	63,866	112,854	69,820
Net income	185,522	326,903	169,096
Net loss attributable to noncontrolling interests	6,461	2,477	942
Net income attributable to AEO	$191,983	$329,380	$170,038

Basic net income per common share attributable to AEO	$1.12	$1.71	$0.87

Diluted net income per common share attributable to AEO	$1.09	$1.68	$0.86

Weighted average common shares outstanding - basic	172,165	193,056	195,646
Weighted average common shares outstanding - diluted	176,141	196,412	196,863

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Net income	185,522	326,903	169,096
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	40,804	(39,980)	16,220
Other comprehensive gain (loss)	40,804	(39,980)	16,220
Comprehensive income	$226,326	$286,923	$185,316
Less: Comprehensive loss attributable to non-controlling interests	6,461	2,477	942
Comprehensive income attributable to AEO	$232,787	$289,400	$186,258

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding(1)	Common Stock	Non-controlling Interest	Contributed Capital	Retained Earnings	Treasury Stock(2)	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at January 28, 2023	195,064	$2,496	$2,314	$339,461	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	—	50,445	—	—	—	50,445
Repurchase of common stock as part of publicly announced programs	(1,000)	—	—	—	—	(20,261)	—	(20,261)
Repurchase of common stock from employees	(766)	—	—	—	—	(10,666)	—	(10,666)
Reissuance of treasury stock	2,539	—	—	(28,038)	(4,936)	39,559	—	6,585
Redemption of Convertible Senior Notes	1,099	—	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	(942)	—	170,038	—	—	169,096
Other comprehensive income	—	—	—	—	—	—	16,220	16,220
Cash dividends and dividend equivalents ($0.425 per share)	—	—	—	2,107	(85,932)	—	—	(83,825)
Contributions from non-controlling interests	—	—	1,312	—	—	—	—	1,312
Balance at February 3, 2024	196,936	$2,496	$2,684	$357,694	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	—	39,006	—	—	—	39,006
Repurchase of common stock as part of publicly announced programs, including excise tax	(9,500)	—	—	—	—	(190,912)	—	(190,912)
Repurchase of common stock from employees	(557)	—	—	—	—	(13,769)	—	(13,769)
Reissuance of treasury stock	1,739	—	—	(36,434)	11,329	27,391	—	2,286
Net income	—	—	(2,477)	—	329,380	—	—	326,903
Other comprehensive income	—	—	—	—	—	—	(39,980)	(39,980)
Cash dividends and dividend equivalents ($0.500 per share)	—	—	—	2,350	(98,805)	—	—	(96,455)
Contributions from non-controlling interests	—	—	3,022	—	—	—	—	3,022
Balance at February 1, 2025	188,618	$2,496	$3,229	$362,616	$2,456,063	$(1,001,154)	$(56,390)	$1,766,860
Stock awards	—	—	—	38,766	—	—	—	38,766
Repurchase of common stock as part of publicly announced programs, including excise tax	(3,000)	—	—	—	—	(56,905)	—	(56,905)
Repurchase of common stock from employees	(658)	—	—	—	—	(7,946)	—	(7,946)
Accelerated share repurchase, including excise tax	(18,416)	—	—	—	—	(201,849)	—	(201,849)
Reissuance of treasury stock	2,414	—	—	(21,458)	(7,316)	38,700	—	9,926
Net income	—	—	(6,461)	—	191,983	—	—	185,522
Other comprehensive income	—	—	—	—	—	—	40,804	40,804
Cash dividends and dividend equivalents ($0.500 per share)	—	—	—	2,752	(88,009)	—	—	(85,257)
Contributions from non-controlling interests	—	—	1,513	—	—	—	—	1,513
Balance at January 31, 2026	168,958	$2,496	$(1,719)	$382,676	$2,552,721	$(1,229,154)	$(15,586)	$1,691,434

(1)
600,000 authorized, 249,566 issued and 168,958 outstanding, $0.01 par value common stock at January 31, 2026; 600,000 authorized, 249,566 issued and 188,618 outstanding, $0.01 par value common stock at February 1, 2025; 600,000 authorized, 249,566 issued and 196,936 outstanding, $0.01 par value common stock at February 3, 2024. The Company has 5,000 authorized, with no issued or outstanding, $0.01 par value preferred stock for all periods presented.
(2)
80,608 shares, 60,948 shares, and 52,630 shares at January 31, 2026, February 1, 2025, and February 3, 2024 respectively. During Fiscal 2025, Fiscal 2024, and Fiscal 2023, 2,414 shares, 1,739 shares, and 2,539 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Operating activities:
Net income	$185,522	$326,903	$169,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,180	220,525	235,213
Share-based compensation	39,416	39,606	51,067
Deferred income taxes	(12,831)	9,748	(43,456)
Impairment of assets	86,581	6,353	116,365
Distribution received from equity method investment	20,853	—	—
Income earned from equity method investment	(26,175)	—	—
Other operating activities	(2,920)	—	—
Changes in assets and liabilities:
Accounts receivable	(9,891)	(15,629)	(5,820)
Merchandise inventory	(46,369)	(21,363)	(46,304)
Operating lease assets	388,510	251,204	230,659
Operating lease liabilities	(323,524)	(280,036)	(326,571)
Other assets	(29,363)	(30,354)	17,473
Accounts payable	(30,304)	15,907	33,432
Accrued compensation and payroll taxes	(32,095)	(38,050)	100,223
Accrued and other liabilities	26,592	(8,016)	49,333
Net cash provided by operating activities	456,182	476,798	580,710
Investing activities:
Capital expenditures for property and equipment	(260,795)	(222,538)	(174,437)
Sale of available-for-sale investments	50,000	100,000	—
Purchase of available-for-sale investments	—	(50,000)	(100,000)
Purchase of equity method investment	—	(35,000)	—
Other investing activities	8,145	(9,972)	(12,995)
Net cash (used for) investing activities	(202,650)	(217,510)	(287,432)
Financing activities:
Accelerated Share Repurchase	(201,849)	—	—
Repurchase of common stock as part of publicly announced programs	(56,905)	(190,912)	(10,666)
Repurchase of common stock from employees	(7,946)	(13,769)	(20,261)
Proceeds from revolving line of credit	841,700	—	30,000
Principal payments on revolving line of credit	(841,700)	—	(30,000)
Net proceeds from stock options exercised	9,307	3,841	7,646
Cash dividends paid	(85,257)	(96,455)	(83,825)
Proceeds from other financing	18,603	—	—
Other financing activities	(2,803)	(4,614)	(2,368)
Net cash (used for) financing activities	(326,850)	(301,909)	(109,474)
Effect of exchange rates on cash	3,279	(2,511)	81
Net change in cash and cash equivalents	(70,039)	(45,132)	183,885
Cash and cash equivalents - beginning of period	$308,962	$354,094	$170,209
Cash and cash equivalents - end of period	238,923	308,962	354,094

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended January 31, 2026

1. Business Operations

American Eagle Outfitters, Inc. (the "Company," "we" and "our"), a Delaware corporation, operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously-made slow fashion.

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

AEO Direct reinforces each particular brand platform and is designed to complement the in-store experience. We offer the ability for customers to return products seamlessly via any channel regardless of where products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include "ship to home," which can be fulfilled either through our distribution centers or our store sites (buy online, ship from stores) when purchased online or through our app; and "store pick-up," which consists of online orders being fulfilled either in store or curbside, and we offer "store-to-door" capability where customers order within our store, and the goods are shipped directly to their home.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%.

Non-controlling interests’ (“NCI”) share of net income (loss) is presented as net income (loss) attributable to NCI on the Consolidated Statements of Operations and Comprehensive Income and the NCI share of stockholders' equity is presented as a component of Total stockholders' equity on the Consolidated Balance Sheets.

Certain prior‑period amounts have been reclassified to conform to the current‑period presentation, including the separate presentation of noncontrolling interests. These reclassifications had no impact on the Company’s operating income, net income attributable to noncontrolling interests, net income per common share attributable to AEO or cash flows.

All intercompany transactions and balances have been eliminated in consolidation. At January 31, 2026, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2028" refers to the 53-week period that will end on February 3, 2029. "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2026" refers to the 52-week period that will end on January 30, 2027. "Fiscal 2025" refers to the 52-week period ended on January 31, 2026. "Fiscal 2024" refers to the 52-week period ended February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America ("GAAP") requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. Additionally, the amendment requires disclosures of income/(loss) from continuing operations before taxes disaggregated between domestic and foreign, and income tax expense/(benefit), disaggregated by federal, state, and foreign. Disclosure requirements about the nature and estimated range of the reasonably possible change in unrecognized tax benefits over the next year have been removed as part of this amendment. The guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively effective for Fiscal 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). The new guidance modernizes accounting for the costs of internal-use software by removing "project stages" from the capitalization process. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those years. Early adoption is permitted. The Company plans to adopt ASU 2025-06 effective for Fiscal 2028.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-07"). This amendment clarifies the scope of derivative accounting to exclude nonexchange-traded contracts. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those years. Transition may be applied prospectively, or under a modified retrospective approach. The Company plans to early adopt ASU 2025-07 effective for Fiscal 2026, using the modified retrospective approach, and does not expect a material impact to the Consolidated Financial Statements.

Foreign Currency Translation

In accordance with Accounting Standard Codification ("ASC") 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars ("USD") (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Refer to Note 10, Accumulated Other Comprehensive Loss, to the Consolidated Financial Statements for information regarding accumulated other comprehensive income (loss).

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

Accounts Receivable

The Company's receivables are primarily generated from product sales and royalties from our licensees. Receivables also include amounts due from landlords, including construction allowance and lease incentive receivables, vendors, and governmental authorities, as well as amounts for sell-offs of past season merchandise. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio.

Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions and reasonable forecasts. For Fiscal 2025, the increase to our reserve primarily related to the deterioration of credit quality for a specific customer.

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Beginning balance	$8,879	$12,707	$2,133
Amount recorded to expense to increase reserve	17,284	750	11,944
Amount written-off against customer accounts to decrease reserve	(631)	(4,578)	(1,371)
Ending balance	$25,532	$8,879	$12,707

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

Property and Equipment

Property and equipment, including assets acquired with finance leases, are recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	Five years
Information technology	Three to five years

As of January 31, 2026, the weighted average remaining useful life of our assets was approximately six years.

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

Refer to Note 6, Property and Equipment, Net, to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2025, Fiscal 2024, and Fiscal 2023.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisitions of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of January 31, 2026. No indicators of impairment were present during Fiscal 2025 or Fiscal 2024. In Fiscal 2023, the Company concluded that the goodwill assigned to the Quiet Platforms reporting unit was impaired, resulting in a charge of $39.6 million recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations, due to insufficient prospective cash flows to support the carrying value of the business. Significant, subjective assumptions used in the Company's fair value estimate included forecasted cost of sales, forecasted operating expense and discount rate.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. During Fiscal 2025 and Fiscal 2023, the Company recorded a $1.3 million and $40.5 million impairment charge, respectively, within impairment, restructuring, and other charges on the Consolidated Statements of Operations, related to the definite-lived intangible assets of Quiet Platforms, due to insufficient prospective cash flows to support the carrying value of the assets. No definite-lived intangible asset impairment charges were recorded during Fiscal 2024.

Refer to Note 7, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets and refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2023.

Equity Method Investments

During Fiscal 2024, the Company entered into a Limited Partnership Agreement of ACON Apparel Investors, L.P. (the "Fund"), with ACON Apparel GenPar, LLC. ("ACON") as the general partner. The Company paid $35.0 million for a 20% interest for its limited partner position in the Fund, which is recorded in Other Assets in the Consolidated Balance Sheet. Realized and unrealized gains (losses) are included within the Consolidated Statements of Operations as a component of Other (income), net. During Fiscal 2025, the Company recorded a $23.0 million unrealized gain related to its position in the

Fund. During the 13 weeks ended January 31, 2026, the Company received a distribution of $20.9 million related to its position in the Fund.

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

Leases

In accordance with the provisions of ASC 842, Leases ("ASC 842"), the Company accounts for its leases, both operating and finance, by recognizing initial ROU assets and lease liabilities measured at the present value of lease payments to be made over the lease term.

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

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Beginning balance	$9,676	$10,766	$10,369
Returns	(165,492)	(161,891)	(161,833)
Provisions	166,818	160,801	162,230
Ending balance	$11,002	$9,676	$10,766

The presentation on a gross basis consists of a separate right of return asset and liability. These amounts are recorded within (i) other current assets and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Long-Term Debt

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). In accordance with ASU 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), the 2025 Notes were accounted for as a single balance in long-term debt beginning in Fiscal 2022, and until their final redemption in Fiscal 2023.

In June 2022, the Company entered into an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires in June 2027.

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

In Fiscal 2025, the Company adopted ASU 2023-09 which requires enhanced disaggregation in the rate reconciliation and expanded disclosure of income taxes paid by jurisdiction. The Company adopted this standard on a prospective basis; accordingly, the newly required disaggregated disclosures are provided for in the current fiscal period, while prior-period comparative disclosures have not been retrospectively adjusted.

Refer to Note 13, Income Taxes, to the Consolidated Financial Statements for additional information.

Accelerated Share Repurchase Agreement

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America") to repurchase an aggregate of $200 million of the Company’s common stock.

Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares. The cumulative repurchases under the ASR Agreement totaled 18.4 million shares, in the aggregate, at an average price of $10.86 per share.

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

The Company defers a portion of the sales revenue attributed to loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to "Customer Loyalty Program" above for additional information.

Revenue associated with Quiet Platforms is recognized as the services are performed.

Cost of Sales, Including Certain Buying, Occupancy, and Warehousing Expenses

Cost of sales consists of merchandise costs, including design costs, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, "merchandise costs"); Quiet Platforms' costs to service its customers; and buying, occupancy and warehousing costs and services.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of January 31, 2026, the Company had prepaid advertising costs of $17.8 million. As of February 1, 2025, the Company had prepaid advertising expense of $12.1 million. All other advertising costs are expensed as incurred. The Company recognized $251.3 million, $206.3 million, and $186.9 million in advertising expense during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies, and payroll expenses. These costs are expensed as incurred.

Interest Expense (Income), Net

Interest expense (income), net primarily consists of interest expense from Credit Facility borrowings and interest income from cash and cash equivalents.

Other Income, Net

Other income, net consists primarily of foreign currency fluctuations and realized and unrealized gains (losses) on equity method investments.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid (received) during the respective periods:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Cash paid (received) during the periods for:
Income taxes	$63,249	$139,777	$31,440
Interest	$7,272	$1,592	$2,494

Refer to Note 13, Income Taxes, to the Consolidated Financial Statements for additional information.

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our Chief Operating Decision Maker’s ("CODM") (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information regarding the Company’s segment and geographic information, refer to Note 14, Segment Reporting, to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market value of our cash, cash equivalents, and short-term investments, which are recorded on the Consolidated Balance Sheets:

	Fiscal Years Ending
	January 31,	February 1,
(In thousands)	2026	2025
Cash and cash equivalents:
Cash	$183,406	$150,053
Interest-bearing deposits	$55,517	$158,909
Total cash and cash equivalents	$238,923	$308,962
Short-term investments:
Certificates of deposits	$-	$50,000
Total short-term investments	$-	$50,000
Total cash and short-term investments	$238,923	$358,962

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

Long-Term Debt

As of January 31, 2026 and February 1, 2025, there were no outstanding borrowings under the Company's Credit Facility.

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

During Fiscal 2025, the Company recorded asset impairment charges of $33.4 million related to operating lease ROU assets and $37.2 million related to fixed assets. The Company also recorded asset impairment charges of $1.3 million related to Quiet Platforms definite-lived intangible assets. These assets were adjusted to their fair value and the loss on impairment was recorded within Impairment, Restructuring and Other Charges in the Consolidated Statements of Operations for the fiscal year ended January 31, 2026.

During Fiscal 2024, the Company recorded asset impairment charges of $6.4 million related to the sale of its Hong Kong retail operations.

Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information.

The fair value of the Company’s assets in Fiscal 2025 and Fiscal 2024 was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

The fair value of the Company's ROU assets was based upon market rent assumptions.

5. Earnings per Share ("EPS")

Net income per basic and diluted share attributable to AEO is computed based on the weighted average number of outstanding shares of common stock. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Numerator:
Net income attributable to AEO and numerator for basic EPS	$191,983	$329,380	$170,038
Add: Interest expense, net of tax, related to the 2025 Notes (1)	—	—	58
Numerator for diluted EPS	$191,983	$329,380	$170,096

Denominator:
Denominator for basic EPS - weighted average shares	172,165	193,056	195,646
Add: Dilutive effect of the 2025 Notes (1)	—	—	205
Add: Dilutive effect of stock options and non-vested restricted stock	3,976	3,356	1,012
Denominator for diluted EPS - adjusted weighted average shares	176,141	196,412	196,863
Anti-dilutive shares (2)	3,128	500	1,289

(1)
In accordance with ASU 2020-06, the Company utilizes the "if-converted" method of calculating diluted EPS.
(2)
For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Note 2, Summary of Significant Accounting Policies, and Note 11, Share-Based Payments, to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Fiscal Years Ending
	January 31,	February 1,
(In thousands)	2026	2025
Land	$17,910	$17,910
Buildings	228,633	228,390
Leasehold improvements	954,697	890,155
Fixtures and equipment	1,405,678	1,432,344
Construction in progress	102,027	2,486
Property and equipment, at cost	$2,708,945	$2,571,285
Less: Accumulated depreciation	(1,923,323)	(1,820,021)
Property and equipment, net	$785,622	$751,264

Refer to Note 9, Leases to the Consolidated Financial Statements included herein for additional information regarding property and equipment acquired under finance leases.

Depreciation expense is as follows:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Depreciation expense	$215,710	$216,093	$230,833

Depreciation expense included depreciation for assets acquired under finance leases of $10.5 million, $7.0 million, and $1.9 million for Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. Additionally, during Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company recorded $4.7 million, $5.1 million, and $3.6 million, respectively, related to asset write-offs within depreciation and amortization expense.

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	Fiscal Years Ending
	January 31, 2026			February 1, 2025
(In thousands)	American Eagle	Aerie	Total	American Eagle	Aerie	Total
Goodwill, beginning balance(1)	$114,479	$110,600	$225,079	$114,703	$110,600	$225,303
Foreign currency fluctuation	190		190	(224)		(224)
Goodwill, ending balance	$114,669	$110,600	$225,269	$114,479	$110,600	$225,079

(1)
Beginning balances include accumulated impairment of $43.8 million for both January 31, 2026 and February 1, 2025.

	Fiscal Year Ending January 31, 2026
	Intangible assets,	Accumulated	Accumulated	Intangible assets,
(In thousands)	gross	amortization	impairment (1)	net
Trademarks	$96,468	$(59,000)	$-	$37,468
Trade names	12,500	(1,826)	(10,674)	-
Customer relationships	39,000	(7,800)	(31,200)	-
Total intangible assets	$147,968	$(68,626)	$(41,874)	$37,468

(1)
Accumulated impairment includes $1.3 million related to Quiet Platforms trade names recorded in Fiscal 2025, and $31.2 million of customer relationships and $9.3 million of trade names related to Quiet Platforms recorded in Fiscal 2023.

	Fiscal Year Ending February 1, 2025
	Intangible assets,	Accumulated	Accumulated	Intangible assets,
(In thousands)	gross	amortization	impairment (1)	net
Trademarks	$95,856	$(54,791)	$-	$41,065
Trade names	12,500	(1,783)	(9,333)	1,384
Customer relationships	39,000	(7,800)	(31,200)	-
Total intangible assets	$147,356	$(64,374)	$(40,533)	$42,449

(1)
Accumulated impairment includes $31.2 million of customer relationships and $9.3 million of trade names related to Quiet Platforms recorded in Fiscal 2023.

Amortization expense is as follows:

	Fiscal Years Ending
(In thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Amortization expense	$4,324	$4,432	$8,748

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 31, 2026 for the next five fiscal years:

Future
(In thousands)	Amortization
2026	$3,949
2027	$3,877
2028	$3,851
2029	$3,671
2030	$3,506

8. Long-Term Debt, Net

The Company had no long-term debt outstanding as of January 31, 2026, February 1, 2025, and February 3, 2024.

Revolving Credit Facility

In June 2022, the Company amended and restated its Credit Agreement. The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations. The Credit Facility expires in June 2027.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of January 31, 2026 and February 1, 2025, there were no outstanding borrowings under the Credit Agreement, and the Company was in compliance with the terms of the Credit Agreement with $12.0 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during Fiscal 2025 was 5.6%. The total interest expense related to the Credit Facility borrowings for Fiscal 2025 was $6.4 million. There were no Credit Facility borrowings in Fiscal 2024. The weighted average interest rate for borrowings during Fiscal 2023 was 6.0%. The total interest expense related to the Credit Facility borrowings for Fiscal 2023 was $1.1 million.

9. Leases

The Company leases all store premises, regional distribution facilities, some of its office space and certain information technology, supply chain and office equipment under operating and finance leases.

Store leases generally provide for a combination of base rentals and contingent rent based on store sales. Additionally, most leases include lessor incentives such as construction allowances and rent holidays. The Company is typically responsible for tenant occupancy costs including maintenance costs, common area charges, real estate taxes, and certain other expenses.

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring operating lease ROU assets and operating lease liabilities the Company only includes cash flows related to options to extend or terminate leases when those options are executed.

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

Finance Lease Classification		January 31, 2026	February 1, 2025
Assets
Finance leases	Property and equipment, at cost, net of accumulated depreciation (1)	$45,454	$37,979
Liabilities
Current
Finance leases	Other current liabilities and accrued expenses	12,901	11,303
Non-current
Finance leases	Other non-current liabilities	28,884	23,228
Total finance lease liabilities		$41,785	$34,531

(1) Finance lease assets are recorded net of accumulated depreciation of $20.3 million and $13.1 million as of January 31, 2026 and February 1, 2025, respectively.

The following table summarizes expense categories and cash payments for operating and finance leases during the period. It also includes the total non-cash transaction activity for new operating and finance lease assets and related lease liabilities entered into during the period.

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Lease costs
Operating lease costs
Single lease costs	$412,217	$387,560	$335,420
Variable lease costs	110,949	115,010	121,061
Short-term leases and other lease costs	9,716	2,281	45,411

Finance lease costs
Depreciation of leased assets	10,499	7,016	1,894
Interest on lease liabilities	819	112	91
Total lease costs	$544,200	$511,979	$503,877

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(423,460)	$(387,560)	$(403,355)
Operating cash flows for finance leases	(819)	(112)	(91)
Financing cash flows for finance leases	(3,857)	(4,073)	(668)

New operating lease ROU assets entered into during the period	598,390	559,750	153,236
New finance leases entered into during the period	18,785	31,407	13,018

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating and finance lease liabilities as of the end of the period:

Lease term and discount rate	January 31, 2026	February 1, 2025
Weighted-average remaining lease term
Operating leases	7 years	7 years
Finance leases	6 years	3 years
Weighted-average discount rate
Operating leases	5.5%	5.2%
Finance leases	5.6%	5.8%

The table below is a maturity analysis of the operating and finance leases in effect as of the end of the period. Undiscounted cash flows for short-term leases are not material for the periods reported and are excluded from the table below:

	Undiscounted cash flows
	January 31, 2026
(In thousands)	Operating Leases	Finance Leases	Total
Fiscal years:
2026	370,253	12,716	382,969
2027	363,667	12,521	376,188
2028	315,024	11,573	326,597
2029	253,604	4,276	257,880
2030	184,021	4,274	188,295
Thereafter	749,190	1,068	750,258
Total undiscounted cash flows	$2,235,759	$46,428	$2,282,187
Less: discount on lease liability	(535,436)	(4,643)	(540,079)
Total lease liability	$1,700,323	$41,785	$1,742,108

10. Accumulated Other Comprehensive Loss

The accumulated balances of other comprehensive loss included as part of the Consolidated Statements of Stockholders’ Equity follow:

Accumulated
Other
Comprehensive
(In thousands)	Loss
Balance at January 28, 2023	$(32,630)
Foreign currency translation gain (1)	17,911
Loss on long-term intra-entity foreign currency transactions	(1,691)
Balance at February 3, 2024	$(16,410)
Foreign currency translation (loss) (1)	$(41,493)
Gain on long-term intra-entity foreign currency transactions	$1,513
Balance at February 1, 2025	$(56,390)
Foreign currency translation gain (1)	$40,804
Balance at January 31, 2026	$(15,586)

(1)
Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

11. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation ("ASC 718"), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2025, Fiscal 2024, and Fiscal 2023 was $39.4 million ($29.3 million, net of tax), $39.6 million ($29.5 million, net of tax), and $51.1 million ($36.2 million, net of tax), respectively.

There was $14.4 million of share-based payment expense, consisting of both time- and performance-based awards, included in gross profit for Fiscal 2025. This is compared to $14.2 million of share-based payment expense included in gross profit for Fiscal 2024.

There was $25.0 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses this year. This is compared to $25.4 million of share-based payment expense included in selling, general, and administrative expenses for Fiscal 2024.

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

At January 31, 2026, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2023 Stock Award and Incentive Plan ("2023 Plan")

The 2023 Plan was approved by the Company's stockholders on June 7, 2023. The 2023 Plan authorized 10.6 million shares for issuance, in the form of options, stock appreciation rights ("SARS"), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2023 Plan allows the Compensation Committee of the Board of Directors to determine which employees receive awards and the terms and conditions of the awards under the 2023 Plan. The 2023 Plan provides for grants to non-employee directors, which are not to exceed in value of $750,000 in any single fiscal year. As of January 31, 2026, approximately 4.8 million shares of restricted stock and approximately 2.1 million shares of common stock had been granted under the 2023 Plan to employees and non-employee directors. Approximately 30% of the restricted stock awards are performance-based and are earned if the pre-established performance goals are met. The remaining 70% of the restricted stock awards are time-based, of which 98% vest ratably over three years and 2% vest over a period of one to two years.

2020 Stock Award and Incentive Plan ("2020 Plan" and, together with the 2023 Plan, the "Plans")

The 2020 Plan was approved by the stockholders on April 13, 2020. The 2020 Plan authorized 10.2 million shares for issuance, in the form of options, SARS, restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. In connection with the adoption of the 2023 Plan, the 2020 Plan terminated on June 7, 2023 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination. Through June 7, 2023, approximately 7.2 million shares of restricted stock and approximately 3.4 million shares of common stock had been granted under the 2020 Plan to employees and directors. Approximately 40% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 60% of the restricted stock awards are time-based, of which 97% vest ratably over three years and 3% vest over a period of one to two years.

Stock Option Grants

The Company has granted time-based stock options under the Plans. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.

A summary of the Company’s stock option activity for Fiscal 2025 follows:

	Fiscal Year Ending January 31, 2026
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2025	4,324	$17.98
Granted	1,343	12.59
Exercised (1)	(598)	15.55
Cancelled	(526)	21.14
Outstanding - January 31, 2026	4,543	$16.34	3.8	$35,658
Vested and expected to vest - January 31, 2026	4,384	$16.28	3.6	$35,503
Exercisable - January 31, 2026 (2)	2,066	$14.50	2.5	$18,213

(1)
Options exercised during Fiscal 2025 ranged in price from $8.62 to $24.37.
(2)
Options exercisable represent "in-the-money" vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price on January 31, 2026.

The weighted-average grant date fair value of stock options granted during Fiscal 2025 and Fiscal 2024 was $4.12 and $10.61, respectively. The aggregate intrinsic value of options exercised during Fiscal 2025 and Fiscal 2024 was $4.4 million and $3.5 million, respectively. Cash received from the exercise of stock options and the actual tax detriment realized from share-based payments was $9.3 million and $1.5 million, respectively, for Fiscal 2025. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.8 million and $2.1 million, respectively, for Fiscal 2024.

As of January 31, 2026, there was $0.6 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ending
	January 31,	February 1,
Black-Scholes Option Valuation Assumptions	2026	2025
Risk-free interest rate (1)	3.9%	4.4%
Dividend yield	3.5%	1.9%
Volatility factor (2)	47.5%	55.4%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	Fiscal Year Ending		Fiscal Year Ending
	January 31, 2026		January 31, 2026
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2025	2,360	$18.56	2,218	$18.05
Granted	2,109	12.68	1,096	14.53
Vested	(1,200)	17.38	(563)	19.69
Cancelled	(275)	16.04	(307)	18.61
Non-vested - January 31, 2026	2,994	$15.12	2,444	$16.02

As of January 31, 2026, there was $25.6 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.8 years. There was $5.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.7 years.

As of January 31, 2026, the Company had 7.3 million shares available for all equity grants.

During Fiscal 2025 and Fiscal 2024, the Company repurchased approximately 0.7 million and 0.6 million shares, respectively, from certain employees at market prices totaling $7.9 million and $13.8 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

12. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the "Retirement Plan"). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 years of age and have met respective, prescribed service requirements. Full-time employees need to have completed 30 days of service; part-time employees must either complete 1,000 hours of service within a 12-month period or complete 500 hours of service in two consecutive 12-month periods (effective January 1, 2023). Individuals can decline enrollment or can contribute up to 50% of their eligible salary to the 401(k) plan on either a pretax and/or post-tax (Roth) basis, subject to Internal Revenue Service ("IRS") annual limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the Retirement Plan. Employees are 100% vested in the Company match after two years of Retirement Plan-defined service have been completed. Contributions to the profit-sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $16.8 million in expense during Fiscal 2025, $16.0 million in Fiscal 2024, and $21.0 million in expense during Fiscal 2023 in connection with the Retirement Plan.

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

13. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly changed U.S. international tax laws for tax years beginning after December 31, 2017 and included a provision designed to currently tax global intangible low-taxed income ("GILTI") earned by non-U.S. corporate subsidiaries of large U.S. shareholders. The Company has elected to treat GILTI as a period expense, and the effect of the GILTI inclusion for Fiscal 2025 is not material.

On July 4, 2025, the U.S. government enacted tax legislation in H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes significant provisions including modifications to U.S. taxation on foreign earnings, the reinstating of one hundred percent bonus depreciation and the repeal of capitalization of U.S. research and development expenditures, reinstating full expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective in subsequent years.

The Company has accounted for the estimated tax implications of the OBBBA in Fiscal 2025. The impact to our effective tax rate for Fiscal 2025 is immaterial. As our assessment is based on current estimates, we will continue to refine our calculations and evaluate the full impact of the OBBBA on our consolidated financial statements. Our estimates may be adjusted as more guidance is released on the OBBBA and as additional information becomes available.

The components of income (loss) before income taxes are:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
U.S.	$235,256	$453,098	$208,283
Foreign	14,132	(13,341)	30,633
Total	$249,388	$439,757	$238,916

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Years Ending
	January 31,	February 1,
(In thousands)	2026	2025
Deferred tax assets:
Operating lease ROU assets	$439,192	$361,549
Capitalized research and development expenses	18,638	28,121
Accruals not currently deductible	14,920	10,508
Employee compensation and benefits	13,824	19,820
Deferred compensation	10,756	10,261
Net Operating Loss	10,682	12,470
Allowance for Doubtful Accounts	10,019	2,180
Inventories	6,863	6,231
Gift card liability	6,763	6,239
State tax credits	6,157	6,839
Impairment of investments	4,052	4,659
Other long-term assets	2,479	8,145
Other	1,196	1,136
Foreign tax credits	955	955
Gross deferred tax assets	$546,496	$479,113
Valuation allowance	(21,959)	(18,998)
Total deferred tax assets	$524,537	$460,115
Deferred tax liabilities:
Operating lease liabilities	$(383,520)	$(319,488)
Property and equipment	(45,446)	(64,429)
Prepaid expenses	(7,320)	(5,561)
Goodwill	(1,914)	(1,937)
Other	(805)	(542)
Total deferred tax liabilities	$(439,005)	$(391,957)
Total deferred tax assets, net	$85,532	$68,158

The change in net deferred tax assets was primarily due to an increase in the net deferred tax asset of Operating lease ROU assets, Operating lease liabilities and, a decrease in net deferred tax liability of Property and equipment partially offset by a decrease in Capitalized research and development expenses.

As of January 31, 2026, the Company had deferred tax assets related to federal, state and foreign net operating loss carryovers of $0.6 million, $5.1 million and $5.0 million, respectively, that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers expire in future years, and some have an indefinite carryforward period. Management believes it is more likely than not that a portion of state net operating loss and foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $2.1 million and $2.9 million have been recorded on the deferred tax assets related to a portion of the state net operating loss carryovers as of January 31, 2026 and February 1, 2025, respectively. Further, valuation allowances of $4.4 million and $1.3 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of January 31, 2026 and February 1, 2025, respectively. We also provided for valuation allowances of $1.6 million as of January 31, 2026 and a nominal amount as of February 1, 2025, related to other foreign deferred tax assets.

The Company had foreign tax credit carryovers in the amount of $1.0 million as of both January 31, 2026 and February 1, 2025. The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized. Management believes it is more likely than not that a certain category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $1.0 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of both January 31, 2026 and February 1, 2025.

The Company had state income tax credit carryforwards of $6.2 million and $6.8 million (net of federal tax) as of January 31, 2026 and February 1, 2025, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They have started to expire in Fiscal 2024 and the deferred tax asset has been adjusted accordingly. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $0.3 million and $1.0 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of January 31, 2026 and February 1, 2025, respectively.

The Company had U.S. federal and state impairments of investments of $4.0 million and $4.7 million as of January 31, 2026 and February 1, 2025, respectively. Management believes that it is more likely than not that these impairments of investments will not reduce future years’ tax liabilities. As such, valuation allowances of $4.0 million and $4.7 million have been recorded as of January 31, 2026 and February 1, 2025, respectively, on the deferred tax asset attributable to these impairments of investments. The Company recorded deferred tax assets of $8.1 million as of both January 31, 2026 and February 1, 2025, for other long-term assets related to the acquisition of Quiet Logistics, Inc. and certain other strategic investments. Management believes that it is more likely than not that these other long-term assets will not reduce future years’ tax liabilities. As such, valuation allowances of $8.1 million were recorded as of both January 31, 2026 and February 1, 2025, for the deferred tax asset attributable to these assets. The Company had U.S. federal and state capital loss carryforwards of $0.5 million as of January 31, 2026. Management believes that it is more likely than not that these capital losses will not reduce future years’ tax liabilities. The Company has recorded a valuation allowance of $0.5 million on the deferred tax asset attributable to these capital losses as of January 31, 2026.

Significant components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Current:
Federal	$39,520	$32,249	$66,112
Foreign taxes	20,556	52,224	27,958
State	16,621	18,633	19,206
Total current	76,697	103,106	113,276
Deferred:
Federal	$(4,917)	$9,940	$(31,602)
Foreign taxes	(3,762)	(3,766)	(6,317)
State	(4,152)	3,574	(5,537)
Total deferred	(12,831)	9,748	(43,456)
Provision for income taxes	$63,866	$112,854	$69,820

As of January 31, 2026, the Company intends to permanently reinvest a portion of its earnings outside of the U.S. for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because it expects any potential distribution to be made from previously taxed earnings, or qualify for the 100% dividends received deduction, along with negligible foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Unrecognized tax benefits, beginning of the year balance	$9,834	$3,974	$2,478
Increases in current period tax positions	165	157	2,371
Increases in tax positions of prior periods	1,668	16,428	10
Settlements	(3,615)	(10,620)	(275)
Lapse of statute of limitations	(78)	(73)	(75)
Decreases in tax positions of prior periods	(33)	(32)	(535)
Unrecognized tax benefits, end of the year balance	$7,941	$9,834	$3,974

As of January 31, 2026, the gross amount of unrecognized tax benefits was $7.9 million, of which $7.4 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of February 1, 2025 was $9.8 million, of which $9.0 million would affect the effective income tax rate if recognized. Unrecognized tax benefits decreased $1.9 million during Fiscal 2025 and increased $5.9 million during Fiscal 2024.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheets were $1.5 million and $1.4 million as of January 31, 2026 and February 1, 2025, , respectively. The amount of interest and penalties related to unrecognized tax benefits recognized in the provision for income taxes were $0.9 million for Fiscal 2025 and $7.3 million for Fiscal 2024. An immaterial amount was recognized for Fiscal 2023.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The U.S. federal income tax statutes of limitations for tax years through January 30, 2021 have expired. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2018 (ended February 2, 2019). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to the income before income taxes after the adoption of ASU 2023-09 is as follows:

	Fiscal Years Ending
	January 31,
	2026
Disclosure Category	(In thousands)	Percent
U.S. Federal Statutory Tax Rate	$52,371	21.0%
State and Local Income Tax, Net of Federal (National) Income Tax Effect*	8,375	3.4%
Foreign Tax Effects
Mexico
Inflation	(2,768)	-1.1%
Withholding Tax	7,916	3.2%
Other	2,310	0.9%
Netherlands
Changes in Valuation Allowances	4,415	1.8%
Other	(1,621)	-0.7%
Other Jurisdictions	3,642	1.5%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.0%
Effect of Cross-Border Tax Laws
Foreign Derived Intangible Income	(6,448)	-2.6%
Other	57	0.0%
Tax Credits
Foreign Tax Credit	(12,472)	-5.0%
Other	(1,540)	-0.6%
Changes in Valuation Allowances	-	0.0%
Nontaxable or Nondeductible Items
Nondeductible compensation	4,284	1.7%
Other	2,443	1.0%
Changes in Unrecognized Tax Benefits	1,936	0.8%
Other Adjustments	966	0.3%
Effective Tax Rate	$63,866	25.6%

*State taxes in New York, California, New Jersey, Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to the income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	Fiscal Years Ending
	February 1,	February 3,
	2025	2024
Federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax effect	3.7	4.4
Foreign rate differential	0.8	0.3
International provisions of Tax Act	(1.3)	(2.2)
Valuation allowance changes, net	0.7	0.5
Non-deductible executive compensation	1.3	3.8
Change in unrecognized tax benefits	0.7	0.8
Share Based Payments	(0.5)	0.2
Non-deductible goodwill	0.0	3.5
Federal Credits	(0.8)	(2.1)
Other	0.1	(1.0)
	25.7%	29.2%

The Company recorded income tax expense of $112.9 million (an effective tax rate of 25.7%) in Fiscal 2024, and income tax expense of $69.8 million (an effective tax rate of 29.2%) in Fiscal 2023.

The amounts of cash income taxes paid by the Company were as follows:

Fiscal Year Ending
January 31,
2026
Jurisdictions	(In thousands)
Federal Taxes
United States	$26,609
State Taxes
PA	3,752
Other State Jurisdictions	12,630
Foreign Taxes
Canada	3,771
Mexico	11,867
Other Foreign Jurisdictions	4,620
Total Cash Taxes Paid (net of refunds)	$63,249

14. Segment Reporting

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

Reportable segment information is presented in the following table:

For the year ended January 31, 2026 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$3,411,237	$1,940,924	$226,027	$(30,952)	$5,547,236
Cost of sales, including certain buying, occupancy and warehousing costs	2,116,039	1,156,194
Selling, general and administrative expenses	756,038	379,282
Depreciation and amortization	84,047	59,574
Total segment operating income	$455,113	$345,874	$(44,379)	$-	$756,608
Unallocated corporate expenses					(428,783)
Impairment, restructuring and other charges (1)					$(101,603)
Total operating income					226,222
Interest expense, net					4,112
Other (income), net					(27,278)
Income before income taxes					$249,388

For the year ended February 1, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$3,385,231	$1,738,414	$243,907	$(38,900)	$5,328,652
Cost of sales, including certain buying, occupancy and warehousing costs	1,976,914	1,018,418
Selling, general and administrative expenses	727,590	345,054
Depreciation and amortization	74,220	59,097
Total segment operating income	$606,507	$315,845	$(53,722)	$-	$868,630
Unallocated corporate expenses					(423,766)
Impairment, restructuring and other charges (1)					$(17,561)
Total operating income					427,303
Interest (income), net					(7,769)
Other (income), net					(4,685)
Income before income taxes					$439,757

For the year ended February 3, 2024 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$3,361,579	$1,670,000	$489,056	$(258,865)	$5,261,770
Cost of sales, including certain buying, occupancy and warehousing costs	1,955,069	1,009,650
Selling, general and administrative expenses	729,519	323,239
Depreciation and amortization	77,195	61,249
Total segment operating income	$599,796	$275,862	$(36,124)	$-	$839,534
Unallocated corporate expenses					(464,172)
Impairment, restructuring and other charges (1)					$(152,645)
Total operating income					222,717
Interest (income), net					(6,190)
Other (income), net					(10,009)
Income before income taxes					$238,916

(1) Refer to Note 15, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information.

	Fiscal Years Ending
	January 31, 2026	February 1, 2025	February 3, 2024

Capital Expenditures
American Eagle	$96,816	$86,953	$61,139
Aerie	85,670	68,541	40,746
Other	13,766	11,965	32,235
General corporate expenditures	64,543	55,079	40,317
Total Capital Expenditures	$260,795	$222,538	$174,437

We do not allocate assets to the reportable segment level and therefore our CODM does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments above represents revenue attributable to each brand's merchandise, which comprises approximately 96% of total net revenue.

The following tables present summarized geographical information:

	Fiscal Years Ending
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Total net revenue:
United States	$4,627,201	$4,492,630	$4,424,345
Foreign (1)	920,035	836,022	837,425
Total net revenue	$5,547,236	$5,328,652	$5,261,770

(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	Fiscal Years Ending
	January 31,	February 1,
(In thousands)	2026	2025
Long-lived assets, net:
United States	$2,052,498	$1,887,502
Foreign	183,716	159,162
Total long-lived assets, net	$2,236,214	$2,046,664

15. Impairment, Restructuring and Other Charges

In Fiscal 2025, as part of our continued supply chain network optimization project, the Company made the decision to close the Quiet Platforms business and discontinue services for all third-party customers which resulted in $59.0 million in impairment and restructuring costs in Fiscal 2025.

During the fourth quarter of Fiscal 2025, the Company recorded an additional $42.6 million of impairment and restructuring charges to align the organization with its strategic priorities.

The following table represents impairment, restructuring and other charges. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations, unless otherwise noted.

For the year ended
January 31,
(In thousands)	2026
Quiet Platforms (1)
Long-lived asset impairment charges	$50,685
Employee severance	6,365
Commercial contract costs	1,916
Corporate and Stores (2)
Long-lived asset impairment charges	$21,308
Contract termination costs	13,799
Employee severance	7,531
Total impairment and restructuring charges	$101,603

The following footnotes relate to the impairment and restructuring charges recorded in Fiscal 2025:

(1)
The Company recorded $50.7 million of asset impairment charges primarily related to closing Quiet Platforms fulfillment centers as part of its continued supply chain network optimization project. Of this amount, $30.5 million of charges relates to property and equipment, $18.8 million relates to ROU assets, and $1.3 million relates to definite-lived intangible assets. The Company recorded $6.4 million of employee severance, primarily related to closing Quiet Platforms fulfillment centers. Restructuring charges of $1.9 million were also recorded related to exiting third-party contracts.
(2)
The Company recorded $21.3 million of retail store asset impairment charges. Of this amount, $14.6 million relates to ROU assets and $6.7 million relates to property and equipment. All impairments were recorded due to insufficient prospective cash flows to support the asset values. The Company also recorded $13.8 million of impairment charges related to contract termination costs and $7.5 million of employee severance.

For the year ended
February 1,
(In thousands)	2025
Corporate restructuring costs (1)	10,729
Hong Kong retail operations impairment and restructuring costs (2)	6,832
Total impairment, restructuring and other charges	$17,561

The following footnotes relate to the impairment and restructuring charges recorded in Fiscal 2024:

(1)
The Company recorded restructuring costs of $10.7 million related to employee severance.
(2)
The Company recorded impairment and restructuring costs of $6.8 million related to the sale of the Company's Hong Kong retail operations to a third-party buyer. These costs primarily consist of impairment of $6.4 million and employee severance.

For the year ended
February 3,
(In thousands)	2024
Charges recorded in cost of sales:
Inventory charges (1)	$10,950

Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges (2)	119,572
International impairment and restructuring costs (3)	10,882
Corporate impairment and restructuring charges (4)	11,241
Total impairment, restructuring and other charges	$141,695

Total Company impairment, restructuring and other charges	$152,645

The following footnotes relate to the impairment, restructuring and other charges in Fiscal 2023:

(1)
$11.0 million of inventory write-down charges related to the Company's international businesses as further described in paragraph 1 of note (3) below.

(2)
$119.6 million of charges related to the Quiet Platforms restructuring. Of this amount, the Company impaired definite lived intangible assets of $40.5 million consisting of $31.2 million of customer relationships and $9.3 million of trade names. The Company also impaired $39.6 million of goodwill and recorded $24.7 million of long-term asset impairment primarily related to technology which is no longer a part of the long-term strategy. All impairments were recorded due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms. The Company recorded $9.9 million of severance based on this revised strategy. We also recorded $4.9 million of contract related charges.

(3)
$10.9 million of charges related to exiting the Japan market, including the closure of all four stores in January 2024, as well as impairment related to our Hong Kong retail operations. Of this amount, $4.7 million related to Japan ROU assets, $3.6 million of Japan store property and equipment, $1.3 million of Hong Kong store ROU assets, and $1.3 million of employee severance. All impairments were recorded due to insufficient prospective cash flows to support the asset values. Additionally, the Company recorded $11.0 million of inventory write-down charges related to restructuring our international operations, which was recorded separately in Cost of Sales and discussed in note (1) above.

(4)
$11.2 million, consisting of $6.0 million of employee severance related to corporate realignment and other asset impairment of $5.2 million of investments related to further strategic business changes.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

For the year ended
January 31,
(In thousands)	2026
Accrued liability as of February 1, 2025	$7,650
Add: Costs incurred, excluding non-cash charges	14,897
Less: Cash payments and adjustments	(9,439)
Accrued liability as of January 31, 2026	$13,108

16. Subsequent Events

U.S. Tariff Update

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The Court of International Trade subsequently issued an interim order requiring U.S. Customs and Border Protection ("CBP") to process unliquidated entries without the unlawful tariffs and to develop a plan that could result in refunds of duties previously collected. CBP has indicated it is developing a plan within 45 days to implement that order, however the scope, timing, and ultimate availability of any refunds remains uncertain. While the Company has taken steps to preserve its rights should a refund process be established, no assurance can be given that refunds will be realized. Also following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new temporary tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Those tariffs have now been challenged by over a dozen states. Substantial uncertainty remains regarding the duration of existing and newly announced tariffs, potential changes or pauses to these tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. We are also uncertain about the impacts of such actions on the Company's business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of January 31, 2026, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 30, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 30, 2026

Item 9B. Other Information.

During the fiscal quarter ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption "Proposal One: Election of Class I Directors" in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders ("Proxy Statement"), to be filed pursuant to Regulation 14A within 120 days after January 31, 2026 and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report under the caption "Information about our Executive Officers."

The information required by Item 405 of Regulation S-K is contained under the caption "Delinquent Section 16(a) Reports" of the Proxy Statement and is incorporated herein by reference.

The Company’s Code of Ethics is publicly available on the Investor Relations page of the Company’s Internet website at investors.ae.com under the section "ESG - Governance Documents." The remaining information required by Item 406 of Regulation S-K is contained under the caption "Corporate Governance" of the Proxy Statement and is incorporated herein by reference.

The applicable information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the caption "Corporate Governance: Board Committees" of the Proxy Statement and is incorporated herein by reference.

The Company has adopted the AEO Policy on Insider Trading (the "Insider Trading Policy") that applies to all associates, officers, directors, and individuals working on behalf of the Company (e.g., consultants and independent contractors) or any of its subsidiaries or affiliates, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations with respect to the purchase, sale, and/or other dispositions of the Company's securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions "Compensation Discussion and Analysis," "Compensation Tables and Related Information," "Corporate Governance: Director Compensation," and "Corporate Governance: Board Oversight of Risk Management" of the Proxy Statement and is incorporated herein by reference.

The applicable information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the caption "Compensation Committee Report" of the Proxy Statement, which information (which shall not be deemed to be "filed") is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption "Compensation Tables and Related Information: Equity Compensation Plan Table" in the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the caption "Ownership of Our Shares" of the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K regarding related party transactions is contained under the caption "Corporate Governance: Related Party Transactions" of our Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K regarding director independence is contained under the captions "Proposal One: Election of Class I Directors" and "Corporate Governance" of the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the caption "Independent Registered Public Accounting Firm Fees and Services" of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8, Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025

Consolidated Statements of Operations for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024

Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024

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

4.3

Indenture, dated as of April 27, 2020, between American Eagle Outfitters, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338))

10.1

Amendment and Restatement Agreement, dated as of June 24, 2022, between American Eagle Outfitters, Inc., American Eagle Outfitters Canada Corporation, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2022 (SEC File No. 001-33338))

10.2+

Amended and Restated Credit Agreement, dated January 30, 2019, among American Eagle Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and PNC Bank, National Association as administrative agent for the lenders and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 5, 2019 (SEC Filed No. 001-33338))

10.3+

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

10.5^

American Eagle Outfitters, Inc. Director Deferred Compensation Plan, Amended and Restated January 28, 2021(incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 11, 2021 (SEC File No. 001-33338))

10.6^	American Eagle Outfitters, Inc. Form of Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2006 (SEC File No. 001-33338))

10.7^	Form of Change in Control Agreement dated April 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2010 (SEC File No. 001-33338))

10.8^

Change in Control Agreement between American Eagle Outfitters, Inc. and Michael A. Mathias, dated April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2020 (SEC File No. 001-33338))

10.9^

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

10.12^

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.13^

Form of Notice Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.14^

Form of Notice of Grant of Non-Qualified Stock Option and Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.15^

Notice of Long Term Incentive Grant of Special Engagement and Retention Restricted Stock Units and Long Term Incentive Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.16^

Notice of Grant of Special Engagement and Retention Restricted Stock Units and Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

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

10.20^

Change in Control Agreement between American Eagle Outfitters, Inc. and Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.21^

Form of 2021 Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.22^

American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2023 (SEC File No. 333-273076))

10.23^

Form of Notice of Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

10.24^

Form of Notice of Grant of Non-Qualified Stock Option and Option Award Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

10.25^

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

10.26^

Form of Notice of Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 20, 2025 (SEC File No. 001-33338))

10.27^

Form of Notice of Grant of Non-Qualified Stock Option and Options Award Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K filed on March 20, 2025 (SEC File No. 001-33338))

10.28^

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K filed on March 20, 2025 (SEC File No. 001-33338))

10.29

Accelerated Share Repurchase Agreement, dated March 14, 2025, between American Eagle Outfitters, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2025 (SEC File No. 001-33338))

19	American Eagle Outfitters, Inc. Policy on Insider Trading (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed on March 20, 2025 (SEC File No. 001-33338))

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1^	Incentive Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 15, 2024 (SEC File No. 001-33338))

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, formatted as Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025, (ii) Consolidated Statements of Operations for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, and (v) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, (vi) Item 1C. Cybersecurity, and (vii) Item 9B. Other Information.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

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
Jay L. Schottenstein
Chief Executive Officer

Dated March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2026.

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