Form 10-Q
period 2026-05-02
AMERICAN EAGLE OUTFITTERS INC
filed 2026-06-03
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 167,573,333 shares of Common Stock were outstanding at June 2, 2026.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on the views and beliefs of management of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission (the "SEC") on March 30, 2026 (the "Fiscal 2025 Form 10-K") that may not be in the control of management. As used herein, “Fiscal 2028” refers to the 53-week period that will end on February 3, 2029. "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2026" refers to the 52-week period that will end on January 31, 2026. "Fiscal 2025" refers to the 52-week period ended January 31, 2026.

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
•
the anticipated selection of approximately 80 to 100 American Eagle and Aerie stores in the United States ("U.S.") and Canada for remodeling during Fiscal 2026;
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
•
the extent to which our product costs have been and may continue to be adversely affected by foreign trade issues, including import tariffs and other trade restrictions, increasing prices for raw materials, supply chain issues, the potential for a trade war, currency exchange rate fluctuations, political instability, or other reasons, any of which could impact our profitability;
•
the extent to which our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements, including increases in prices for raw materials, the imposition of, or changes or uncertainties relating to, tariffs, any of which could impact our suppliers' ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing;
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
•
the risk that failure to maintain and grow a brand-relevant customer loyalty experience could have a negative impact on our growth and profitability;
•
the risk that our inability to execute on our key business priorities could have a negative impact on our growth and profitability;
•
the risk that our current international operations and efforts to further expand internationally expose us to risks inherent in operating in other countries;
•
the risk that failure to protect our reputation could have a material adverse effect on our brands;
•
the risk that failure to continue to obtain or maintain high-quality endorsers of our products, or actions taken by our endorsers, could harm our business;
•
the risk that we rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing, or may be subject to new laws and regulations, in ways that could negatively affect our business, financial condition, cash flows, and results of operations;
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
•
the risks that new tax legislation, including legislation implementing changes in taxation of international business activities, could be enacted at any time and new interpretations or applied laws could increase our compliance, operating and other costs. These costs, together with fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 2,	January 31,	May 3,
(In thousands, except per share amounts)	2026	2026	2025
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,286	$238,923	$87,853
Merchandise inventory	816,666	701,966	645,062
Accounts receivable, net	200,781	258,624	228,561
Prepaid expenses	94,383	93,231	103,466
Other current assets	23,477	21,429	23,082
Total current assets	1,238,593	1,314,173	1,088,024
Operating lease right-of-use assets	1,580,670	1,450,592	1,471,705
Property and equipment, at cost, net of accumulated depreciation	794,943	785,622	765,594
Goodwill, net	225,275	225,269	225,225
Non-current deferred income taxes	88,068	85,532	78,483
Intangible assets, net	36,855	37,468	41,549
Other assets	116,466	111,024	96,774
Total assets	$4,080,870	$4,009,680	$3,767,354
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203,813	$251,761	$247,994
Current portion of operating lease liabilities	310,586	320,005	319,626
Accrued compensation and payroll taxes	67,810	82,354	58,380
Unredeemed gift cards and gift certificates	67,408	75,278	63,282
Accrued income and other taxes	44,089	41,290	23,114
Other current liabilities and accrued expenses	107,920	96,875	75,261
Total current liabilities	801,626	867,563	787,657
Non-current liabilities:
Non-current operating lease liabilities	1,479,103	1,380,318	1,337,489
Long-term debt, net	85,000	—	110,000
Other non-current liabilities	71,597	70,365	57,992
Total non-current liabilities	1,635,700	1,450,683	1,505,481
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 167,524, 168,958 and 173,267 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	354,723	382,676	362,342
Accumulated other comprehensive loss	(15,221)	(15,586)	(42,105)
Retained earnings	2,565,906	2,552,721	2,361,273
Treasury stock, at cost, 82,042, 80,608 and 76,299 shares, respectively	(1,263,237)	(1,229,154)	(1,212,774)
Total AEO stockholders' equity	1,644,667	1,693,153	1,471,232
Non-controlling interests	(1,123)	(1,719)	2,984
Total stockholders’ equity	1,643,544	1,691,434	1,474,216
Total liabilities and stockholders’ equity	4,080,870	4,009,680	3,767,354

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands, except per share amounts)	2026	2025
Total net revenue	$1,195,285	$1,089,599
Cost of sales, including certain buying, occupancy and warehousing expenses	739,113	767,178
Gross profit	456,172	322,421
Selling, general and administrative expenses	376,492	338,786
Impairment and restructuring charges	—	17,119
Depreciation and amortization expense	51,454	51,697
Operating income (loss)	$28,226	$(85,181)
Interest expense (income), net	7,853	(219)
Other (income) expense, net	(7,222)	168
Income (loss) before income taxes	27,595	(85,130)
Provision (Benefit) for income taxes	4,658	(19,712)
Net income (loss)	$22,937	$(65,418)
Net loss attributable to non-controlling interests	588	519
Net income (loss) attributable to AEO	$23,525	$(64,899)

Basic net income (loss) per common share attributable to AEO	$0.14	$(0.36)
Diluted net income (loss) per common share attributable to AEO	$0.14	$(0.36)

Weighted average common shares outstanding - basic	167,835	179,548
Weighted average common shares outstanding - diluted	172,342	179,548

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Net income (loss)	$23,525	$(64,899)
Other comprehensive gain
Foreign currency translation gain	380	14,559
Other comprehensive gain	380	14,559
Comprehensive income (loss)	$23,905	$(50,340)
Less: Comprehensive loss attributable to non-controlling interests	573	245
Comprehensive income (loss) attributable to AEO	$24,478	$(50,095)

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended May 2, 2026 and May 3, 2025

	Common Stock
(In thousands, except per share amounts)	Shares Outstanding	Par Value	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total AEO Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Balance at February 1, 2025	188,618	$2,496	$362,616	$(56,390)	$2,456,063	$(1,001,154)	$1,763,631	$3,229	$1,766,860
Stock awards	—	—	20,411	—	—	—	20,411	—	20,411
Repurchase of common stock as part of publicly announced programs, including excise tax	(2,000)	—	—	—	—	(31,301)	(31,301)	—	(31,301)
Accelerated share repurchase, including excise tax	(14,467)	—	—	—	—	(201,469)	(201,469)	—	(201,469)
Repurchase of common stock from employees	(653)	—	—	—	—	(7,893)	(7,893)	—	(7,893)
Reissuance of treasury stock	1,769	—	(21,368)	—	(7,552)	29,043	123	—	123
Net (loss)	—	—	—	—	(64,899)	—	(64,899)	(519)	(65,418)
Other comprehensive income	—	—	—	14,285	—	—	14,285	274	14,559
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	683	—	(22,339)	—	(21,656)	—	(21,656)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—
Balance at May 3, 2025	173,267	$2,496	$362,342	$(42,105)	$2,361,273	$(1,212,774)	$1,471,232	$2,984	$1,474,216

Balance at January 31, 2026	168,958	$2,496	$382,676	$(15,586)	$2,552,721	$(1,229,154)	$1,693,153	$(1,719)	$1,691,434
Stock awards	—	—	21,882	—	—	—	21,882	—	21,882
Repurchase of common stock as part of publicly announced programs, including excise tax	(3,000)	—	—	—	—	(53,505)	(53,505)	—	(53,505)
Repurchase of common stock from employees	(1,013)	—	—	—	—	(20,012)	(20,012)	—	(20,012)
Reissuance of treasury stock	2,579	—	(50,509)	—	11,275	39,434	200	—	200
Net income (loss)	—	—	—	—	23,525	—	23,525	(588)	22,937
Other comprehensive income (loss)	—	—	—	365	—	—	365	15	380
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	674	—	(21,615)	—	(20,941)	—	(20,941)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,169	1,169
Balance at May 2, 2026	167,524	$2,496	$354,723	$(15,221)	$2,565,906	$(1,263,237)	$1,644,667	$(1,123)	$1,643,544

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Operating activities:
Net income (loss)	$22,937	$(65,418)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,454	53,507
Share-based compensation	22,058	20,563
Deferred income taxes	(2,530)	(8,748)
Income earned from equity method investment	(6,472)	(300)
Distribution received from equity method investment	6,272	—
Loss on impairment of assets	—	15,063
Changes in assets and liabilities:
Accounts receivable	52,432	33,826
Merchandise inventory	(114,505)	(1,671)
Operating lease assets	77,579	113,020
Operating lease liabilities	(118,220)	(89,268)
Other assets	(1,259)	(34,134)
Accounts payable	(48,002)	(32,741)
Accrued compensation and payroll taxes	(14,454)	(55,376)
Accrued and other liabilities	7,488	(2,995)
Net cash (used for) operating activities	(65,222)	(54,672)
Investing activities:
Capital expenditures for property and equipment	(61,416)	(61,606)
Sale of available-for-sale investments	—	50,000
Other investing activities	(461)	(227)
Net cash (used for) investing activities	(61,877)	(11,833)
Financing activities:
Accelerated Share Repurchase	—	(201,469)
Repurchase of common stock as part of publicly announced programs	(53,482)	(31,301)
Repurchase of common stock from employees	(20,012)	(7,893)
Proceeds from revolving line of credit	114,500	110,000
Principal payments from revolving line of credit	(29,500)	—
Cash dividends paid	(20,940)	(21,657)
Other financing activities	793	(1,814)
Net cash provided by (used for) financing activities	(8,641)	(154,134)
Effect of exchange rates changes on cash	103	(470)
Net change in cash and cash equivalents	(135,637)	(221,109)
Cash and cash equivalents - beginning of period	238,923	308,962
Cash and cash equivalents - end of period	$103,286	$87,853

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), a Delaware corporation, at May 2, 2026 and May 3, 2025 and for the 13 week periods ended May 2, 2026 and May 3, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2025 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

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

Through the end of Fiscal 2025, the Company operated Quiet Platforms, which primarily served as its regionalized fulfillment center network while also utilizing excess space to service appropriate third-party customers. In Fiscal 2025, as part of its continued supply chain network optimization project, the Company made the decision to close the Quiet Platforms business and discontinue services for all third-party customers. Closure of the Quiet Platforms’ operations was substantially complete as of May 2, 2026 and had an immaterial impact on the Company’s results of operations for the 13 weeks ended May 2, 2026.

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

Non-controlling interests’ (“NCI”) share of net income (loss) is presented as net income (loss) attributable to NCI on the Consolidated Statements of Operations and Comprehensive Income and the NCI share of stockholders equity is presented as a component of Total stockholders' equity on the Consolidated Balance Sheets.

Certain prior‑period amounts have been reclassified to conform to the current‑period presentation, including the separate presentation of non-controlling interests. These reclassifications had no impact on the Company’s operating income, net income attributable to NCI, net income per common share attributable to AEO or cash flows.

All intercompany transactions and balances have been eliminated in consolidation. At May 2, 2026, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2028” refers to the 53-week period that will end on February 3, 2029. "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2026" refers to the 52-week period that will end on January 30, 2027. "Fiscal 2025" refers to the 52-week period ended January 31, 2026.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure of additional information for specific expense categories in the notes to financial statements for interim and annual periods. Specifically, the amendment requires quantitative disclosure for purchases of inventory, employee compensation, depreciation, and intangible asset amortization within an expense caption. For any remaining amounts within an expense caption, a qualitative description must be included. In all reporting periods, a total selling expense amount must be disclosed, with an annual disclosure of the entity's definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company plans to adopt ASU 2024-03 effective for Fiscal 2027.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses ("ASU 2025-05"), which amends the guidance under Topic 326. This amendment provides the option to use a practical expedient to assume balance sheet conditions remain unchanged when developing forecasts for estimating expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025. The Company has adopted ASU 2025-05, which did not have a material impact to the Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-07"). This amendment clarifies the scope of derivative accounting to exclude nonexchange-traded contracts. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those years. Transition may be applied prospectively, or under a modified retrospective approach. The Company has adopted ASU 2025-07 using the modified retrospective approach, which did not have a material impact to the Consolidated Financial Statements.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended May 2, 2026, an unrealized gain of $0.4 million was included in other comprehensive income, which was primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Refer to Note 3, Cash and Cash Equivalents, to the Consolidated Financial Statements for additional information regarding cash and cash equivalents.

Accounts Receivable

The Company's receivables are primarily generated from product sales and royalties from our licensees. Receivables also include amounts due from landlords, including construction allowances and lease incentive receivables, vendors, and governmental authorities, as well as amounts for sell-offs of past season merchandise. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio.

Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions and reasonable forecasts.

	13 Weeks Ending
	May 2,	May 3,
(In thousands)	2026	2025
Beginning balance	$25,532	$8,879
Amount recorded to expense to increase reserve	1,104	10,577
Amount written-off against customer accounts to decrease reserve	(2)	-
Ending balance	$26,634	$19,456

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

As of May 2, 2026, the weighted average remaining useful life of our assets was approximately six years.

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

Refer to Note 6, Property and Equipment, Net to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 13, Impairment and Restructuring Charges to the Consolidated Financial Statements for additional information regarding impairment charges for the 13 weeks ended May 3, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended May 2, 2026.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of January 31, 2026. No indicators of impairment were present during the 13 weeks ended May 2, 2026 or May 3, 2025.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended May 2, 2026 or May 3, 2025.

Refer to Note 7, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Equity Method Investments

The Company holds a limited partner position in ACON Apparel Investors, L.P. (the "Fund"), with ACON Apparel GenPar, LLC. ("ACON") as the general partner. The Company paid $35.0 million for a 20% interest for its limited partner position in the Fund, which was recorded in Other Assets in the Consolidated Balance Sheet. During the 13 weeks ended May 2, 2026, the Company recorded a $5.7 million unrealized gain related to its position in the Fund. Realized and unrealized gains (losses) from equity method investments are included within the Consolidated Statements of Operations as a component of Other (income) expense, net. The balance of the Company's investment at May 2, 2026 was $42.6 million.

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

Revenue associated with Quiet Platforms was recognized as the services were performed until the completion of its operational wind-down during the 13 weeks ended May 2, 2026.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, "merchandise costs"), buying, occupancy and warehousing costs and services, and until the completion of its operational wind-down, Quiet Platforms' costs to service its customers.

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

Interest Expense (Income), Net

Interest expense (income), net, primarily consists of interest expense related to the Participation Agreement (as defined below) for tariff refund claims. Refer to Note 14, Subsequent Events, to the Consolidated Financial Statements for additional information.

Other (Income) Expense, Net

Other (income) expense, net, primarily consists of unrealized gains on equity method investments.

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our chief operating decision maker's ("CODM") (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms until the completion of its operational wind-down, have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information regarding the Company’s segment and geographic information, refer to Note 12, Segment Reporting to the Consolidated Financial Statements.

3. Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents which are recorded in the Consolidated Balance Sheets:

(In thousands)	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents:
Cash	$101,329	$183,406	$85,200
Interest bearing deposits	1,957	55,517	2,653
Total cash and cash equivalents	$103,286	$238,923	$87,853

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

The Company’s cash equivalents are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented. Refer to Note 3, Cash and Cash Equivalents to the Consolidated Financial Statements for additional information regarding cash equivalents.

Long-Term Debt

As of May 2, 2026, the fair value of the Company's $85.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of May 3, 2025, the fair value of the Company's $110.0 million in outstanding borrowings under its Credit Facility approximated the carrying value

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

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

During the 13 weeks ended May 3, 2025, the Company recorded asset impairment charges of $10.4 million related to operating lease ROU assets and $4.9 million related to fixed assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations for the 13 weeks ended May 3, 2025. There were no long-lived asset impairment charges recorded during the 13 weeks ended May 2, 2026.

Refer to Note 13, Impairment and Restructuring Charges to the Consolidated Financial Statements for additional information regarding impairment and restructuring charges.

The fair value of the Company's ROU assets was based upon market rent assumptions.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 31, 2026.

No indicators of goodwill impairment were present during the 13 weeks ended May 2, 2026 and May 3, 2025.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	May 2, 2026	May 3, 2025
Weighted average common shares outstanding:
Basic number of common shares outstanding:	167,835	179,548
Dilutive effect of stock options and non-vested restricted stock (1)	4,507	-
Diluted number of common shares outstanding	172,342	179,548
Anti-Dilutive Shares (1)	1,371	2,939

(1) For the 13 weeks ended May 3, 2025, there were 1.8 million potentially dilutive equity awards that were excluded from diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

Dilutive and anti-dilutive shares related to share-based compensation. Refer to Note 9, Share-Based Payments, to the Consolidated Financial Statements for additional information regarding share-based compensation.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America"). Pursuant to the terms of the ASR Agreement, on March 17, 2025, the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares. The cumulative repurchases under the ASR Agreement totaled 18.4 million shares, in the aggregate, at an average price of $10.86. The aforementioned repurchased shares were recorded as treasury stock.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	May 2,	January 31,	May 3,
(In thousands)	2026	2026	2025
Property and equipment, at cost	$2,725,860	$2,708,945	$2,585,414
Less: Accumulated depreciation and impairment	(1,930,917)	(1,923,323)	(1,819,820)
Property and equipment, net	$794,943	$785,622	$765,594

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	May 2,	January 31,	May 3,
(In thousands)	2026	2026	2025
Goodwill, gross (1)	$269,069	$269,063	$269,019
Accumulated impairment (2)	(43,794)	(43,794)	(43,794)
Goodwill, net	$225,275	$225,269	$225,225

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.
(2)
Accumulated impairment includes $43.8 million recorded prior to Fiscal 2025.

	May 2,	January 31,	May 3,
(In thousands)	2026	2026	2025
Intangible assets, gross	$148,402	$147,968	$147,558
Accumulated amortization	(69,672)	(68,626)	(65,476)
Accumulated impairment (1)	(41,874)	(41,874)	(40,533)
Intangible assets, net	$36,855	$37,468	$41,549

(1)
Accumulated impairment includes $1.3 million related to Quiet Platforms trade names recorded in Fiscal 2025, and $40.5 million of customer relationships and trade names related to Quiet Platforms recorded prior to Fiscal 2025.

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

As of May 2, 2026, the Company was in compliance with the terms of the Credit Agreement and had $85 million in outstanding borrowings and $12 million outstanding in stand-by letters of credit. As of May 3, 2025, the Company was in compliance with the terms of the Credit Agreement and had $110.0 million in outstanding borrowings and $12 million outstanding in stand-by letters of credit

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The total interest expense related to the Credit Facility for the 13 weeks ended May 2, 2026 was $0.6 million. The total interest expense related to the Credit Facility for the 13 weeks ended May 3, 2025 was $0.3 million.

9. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 2, 2026 was $22.1 million ($18.4 million, net of tax), and for the 13 weeks ended May 3, 2025 was $20.6 million ($15.8 million, net of tax).

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 13 weeks ended May 2, 2026 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 31, 2026	4,543	$16.34
Granted	934	$16.52
Exercised	-	$-
Cancelled	(267)	$21.41
Outstanding - May 2, 2026	5,210	$16.11	4.6	13,771
Vested and expected to vest - May 2, 2026	5,052	$16.03	4.4	13,708
Exercisable - May 2, 2026 (1)	1,973	$12.10	3.4	9,557

(1)
Options exercisable represent "in-the-money" vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on May 2, 2026.

As of May 2, 2026, there was $1.4 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.4 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	May 2,	May 3,
Black-Scholes Option Valuation Assumptions	2026	2025
Risk-free interest rate (1)	4.0%	3.9%
Dividend yield	2.7%	3.5%
Volatility factor (2)	53.9%	47.5%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	May 2, 2026		May 2, 2026
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2025	2,994	$15.12	2,444	$16.02
Granted	1,492	$16.51	1,149	$16.35
Vested	(1,359)	$15.31	(1,211)	$14.74
Cancelled	(80)	$15.17	(13)	$19.34
Non-vested - May 2, 2026	3,047	$15.71	2,369	$16.82

As of May 2, 2026, there was $44.0 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. There is $7.8 million of unrecognized compensation expense related to PSU awards that is expected to be recognized over a weighted-average period of 2.2 years.

As of May 2, 2026, the Company had 4.9 million shares available for all equity grants under the Company's stockholder-approved equity incentive plan.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 2, 2026 was 16.9% compared to 23.2% for the 13 weeks ended May 3, 2025. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for both the 13 weeks ended May 2, 2026, and May 3, 2025. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 2, 2026, and May 3, 2025.

11. Commitments and Contingencies

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

U.S. Tariff Update

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The Court of International Trade (“CIT”) subsequently issued an interim order requiring U.S. Customs and Border Protection ("CBP") to process unliquidated entries without the unlawful tariffs and to develop a plan that could result in refunds of duties previously collected. Pursuant to this order from CIT, CBP developed and implemented a process to facilitate refunds through its Consolidated Administration and Processing of Entries (“CAPE”) system, which went live on April 20, 2026. At the time the IEEPA tariffs were ruled unconstitutional, the Company had paid approximately $192 million of IEEPA tariffs. As of the date of this Quarterly Report, the Company has submitted all refund claims eligible for refund in the amount of $189.8 million.

While the Company has taken steps to preserve its rights, no assurance can be given that refunds will be realized. As of May 2, 2026, the Company has not recorded a receivable for these refunds as ultimate collection remained uncertain. Refer to Note 14, Subsequent Events, to the Consolidated Financial Statements for additional information.

12. Segment Reporting

In accordance with ASC 280, Segment Reporting ("ASC 280"), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the CODM’s internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms until the completion of its operational wind-down, have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the "Other" caption, as permitted by ASC 280.

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

Reportable segment information is presented in the following tables:

For the 13 weeks ended May 2, 2026 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$678,476	$480,826	$35,983	$-	$1,195,285
Cost of sales, including certain buying, occupancy and warehousing costs	431,293	271,550
Selling, general and administrative expenses	178,672	96,969
Depreciation and amortization	21,354	16,023
Total segment operating income	$47,157	$96,284	$(6,355)	$-	$137,086
Unallocated corporate expenses					(108,860)
Total operating income					$28,226
Interest expense, net					7,853
Other (income), net					(7,222)
Income before income taxes					27,595

For the 13 weeks ended May 3, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$693,865	$359,788	$43,970	$(8,024)	$1,089,599
Cost of sales, including certain buying, occupancy and warehousing costs	455,896	261,927
Selling, general and administrative expenses	168,329	82,643
Depreciation and amortization	20,168	14,170
Total segment operating income	$49,472	$1,048	$(13,169)	$-	$37,351
Unallocated corporate expenses					(105,413)
Impairment and restructuring charges (1)					(17,119)
Total operating (loss)					(85,181)
Interest (income), net					(219)
Other expense, net					168
(Loss) before income taxes					$(85,130)

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information.

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Capital Expenditures
American Eagle	$24,327	$18,933
Aerie	18,012	17,925
Other	3,021	10,173
General corporate expenditures	16,056	14,575
Total Capital Expenditures	$61,416	$61,606

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 97% of total net revenue for the 13 weeks ended May 2, 2026.

The following table presents summarized geographical information:

	13 Weeks Ended
(In thousands)	May 2, 2026	May 3, 2025
Total net revenue:
United States	$1,001,487	$921,512
Foreign (1)	193,798	168,087
Total net revenue	$1,195,285	$1,089,599

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	May 2,	May 3,
(In thousands)	2026	2025
Long-lived assets, net:
United States	$2,180,767	$2,065,144
Foreign	194,846	172,155
Total long-lived assets, net	$2,375,613	$2,237,299

13. Impairment and Restructuring Charges

There were no impairment and restructuring charges recorded during the 13 weeks ended May 2, 2026. The following table represents impairment and restructuring charges recorded within impairment and restructuring on the Consolidated Statements of Operations during the 13 weeks ended May 3, 2025.

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

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

13 Weeks Ended
May 2,
(In thousands)	2026
Accrued liability as of January 31, 2026	$13,108
Less: Cash payments and adjustments	(3,506)
Accrued liability as of May 2, 2026	$9,602

14. Subsequent Events

U.S. Tariff Refund Update

Beginning on May 12, 2026, the Company began to receive refunds of its tariff claims submitted through CBP’s CAPE system. As of the date of this Quarterly Report, the Company has received refunds of $108.3 million. This amount, plus any additional refunds received will be recorded as a reduction of cost of sales for the 13 weeks ending August 1, 2026. The timing and ultimate availability of any additional refunds remains uncertain.

During Fiscal 2025, prior to the U.S. Supreme Court decision invalidating the IEEPA tariffs, the Company entered into a participation agreement with a third-party buyer (the "buyer") pursuant to which the Company sold a portion of its claims for refunds of previously paid tariffs imposed under the IEEPA (the "Participation Agreement"). Under the terms of the Participation Agreement, the third-party purchased $68.9 million of the Company's refund claims for $18.6 million in cash, which was accounted for under ASC 470, Debt. Accretion expense related to the Participation Agreement is recorded as interest expense. Any benefit associated with the claims included in the Participation Agreement are owed to the buyer when a refund is received from CBP. As a result of refunds received subsequent to May 2, 2026, $33.1 million was paid to the buyer as of the filing date of this Quarterly Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2025, which can be found in Part II, Item 7 of our Fiscal 2025 Form 10-K.

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

Gross Profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs, buying, occupancy and warehousing costs and services and, until the completion of its operational wind-down, Quiet Platforms costs to service its customers. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

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

Current Trends and Outlook

Macroeconomic Conditions, Inflation and Tariffs

During the 13 weeks ended May 2, 2026, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior.

In addition, trade policies and continued uncertainty related thereto, including with respect to tariffs and other restrictions, relating to countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape. This has and may continue to adversely impact our business and operations. On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor does the ruling prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. Shortly after the U.S. Supreme Court's ruling, effective February 24, 2026, the U.S. administration imposed a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, which was invalidated by the Court of International Trade ("CIT") on May 7, 2026, though relief was limited to the named plaintiffs, and litigation is ongoing following the government's appeal. The U.S. administration further announced that it would begin additional trade remedy investigations into certain trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The U.S. Supreme Court decision invalidating the IEEPA tariffs did not address a remedy or refunds, which instead have been addressed in cases in front of the CIT. The CIT ordered U.S. Customs and Border Protection ("CBP") to issue refunds for all IEEPA tariffs, plus interest. Pursuant to this order from CIT, CBP developed and implemented a process to facilitate refunds through its Consolidated Administration and Processing of Entries (“CAPE”) system, the first phase of which went live on April 20, 2026. As of the date of this Quarterly Report, the Company has submitted all refund claims currently eligible for refund in the first phase of CAPE. While the Company has taken steps to preserve its rights, no assurance can be given that all requests for IEEPA tariff refunds will be realized.

Accordingly, uncertainty with respect to tariffs remains ongoing. The imposition of tariffs by the U.S. government, associated geopolitical tensions, including reciprocal tariffs by trading partners, and uncertainties regarding U.S. import tariffs have and may further affect our margins and operations or could lead to further weakened business conditions for our industry. We continue to evaluate the impact of tariffs and other trade policies on our business. Refer to Note 11, Commitments and Contingencies and Note 14. Subsequent Events to the Consolidated Financial Statements for further information on U.S. tariffs.

For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see "Risk Factors" in Part I, Item 1A of our Fiscal 2025 Form 10-K.

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

Results of Operations

Overview

We entered 2026 with strong momentum and delivered a solid start to the fiscal year, with double-digit revenue growth. The first quarter of Fiscal 2026 reflected the strength of our portfolio and highlighted the strength of the Aerie brand, which delivered exceptional growth and profitability across channels. We continue to prioritize operational excellence and financial discipline to create long-term value for AEO and its shareholders.

Compared to the first 13 weeks of Fiscal 2025:

•
Total revenue increased 10% to $1.195 billion from $1.090 billion, with Aerie revenue increasing 34% year-over-year, and American Eagle revenue decreasing 2% year-over-year. Total comparable sales increased 8%. Aerie's comparable sales increased 25% year-over-year, and American Eagle's comparable sales decreased 2% year-over-year.
•
Gross profit increased 41% to $456 million year-over-year, and increased by 860 basis points to 38.2% as a percentage of revenue.
•
Operating income of $28 million increased 133% compared to an $85 million operating loss last year, and increased 141% compared to the adjusted operating loss of $68 million last year.
•
Diluted earnings per share increased to $0.14 for the 13 weeks ended May 2, 2026, compared to diluted loss per share of ($0.36) and adjusted diluted loss per share of ($0.29) for the 13 weeks ended May 3, 2025.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	May 2, 2026		May 3, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,195,285	100.0%	$1,089,599	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	739,113	61.8	767,178	70.4
Gross profit	456,172	38.2	322,421	29.6
Selling, general and administrative expenses	376,492	31.5	338,786	31.1
Impairment and restructuring charges (1)	—	—	17,119	1.6
Depreciation and amortization expense	51,454	4.3	51,697	4.7
Operating income (loss)	28,226	2.4	(85,181)	(7.8)
Interest expense (income), net	7,853	0.7	(219)	(0.0)
Other (income) expense, net	(7,222)	(0.6)	168	0.0
Income (loss) before income taxes	$27,595	2.3	$(85,130)	(7.8)
Provision (benefit) for income taxes	4,658	0.4	(19,712)	(1.8)
Net income (loss)	$22,937	1.9%	$(65,418)	(6.0)%
Net loss attributable to non-controlling interests	588	0.1	519	0.0
Net income (loss) attributable to AEO	$23,525	2.0	$(64,899)	(6.0)

(1) Please see “Non-GAAP Information” below for non-GAAP financial measures.

The following table shows our consolidated store data for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 Weeks Ended
	May 2,	May 3,
	2026	2025
Number of stores:
Beginning of period	1,168	1,172
Opened	6	6
Closed	(4)	(2)
End of period	1,170	1,176

Total gross square feet at end of period (in '000)	7,220	7,232
International licensed retail stores at end of period (1)	357	363

(1)
International licensed retail stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 2, 2026, we operated 804 American Eagle retail stores, consisting of 184 Aerie side-by-side locations, 10 locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and six OFFLINE™ side-by-side locations, 335 Aerie stand-alone stores (including 49 OFFLINE™ stand-alone stores and 52 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 23 Todd Snyder stand-alone locations and eight Unsubscribed locations.

Comparison of the 13 weeks ended May 2, 2026 to the 13 weeks ended May 3, 2025

Total Net Revenue

Total net revenue increased 10% for the 13 weeks ended May 2, 2026 to $1.195 billion, compared to $1.090 billion last year. Digital revenue increased 15%, and store revenue increased 8%. Total comparable sales increased by 8%, compared to a 3% decrease last year.

	13 Weeks Ended				Increase/(Decrease)
	May 2, 2026		May 3, 2025
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$678,476	56.8%	$693,865	63.7%	$(15,389)	(2)%
Aerie	480,826	40.2	359,788	33.0	121,038	34
Other	35,983	3.0	43,970	4.0	(7,987)	(18)
Intersegment Eliminations	-	0.0	(8,024)	(0.7)	8,024	(100)
Total net revenue	$1,195,285	100.0%	$1,089,599	100.0%	$105,686	10%

American Eagle. The decrease in net revenue was driven by lower average unit retail price and store traffic. Digital performance was flat to last year. American Eagle comparable sales decreased 2%.

Aerie. The increase in net revenue was driven by increased transactions across channels, as well as increased transaction value resulting from higher average unit retail price. Aerie comparable sales increased 25%.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$456,172	$322,421	$133,751	41%
Gross Margin	38.2%	29.6%	860 basis points

The 41% increase in gross profit was primarily driven by an increase of $138 million in merchandise margin due to higher sales, as well as last year's $75 million inventory write-down of spring and summer merchandise.

Additionally, buying, occupancy, and warehousing costs increased $5 million year-over-year. However, as a percentage of net revenue, buying, occupancy, and warehousing costs improved 150 basis points primarily due to higher sales and reduced costs from the operational wind-down of Quiet Platforms.

During the 13 weeks ended May 2, 2026 and May 3, 2025, $7.1 million and $6.6 million, respectively, of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$376,492	$338,786	$37,706	11%
Selling, general and administrative expenses as a percentage of net revenue	31.5%	31.1%	-40 basis points

The increase in SG&A expenses was driven by a $24 million increase in planned investments in advertising year-over-year, as well as a $10 million increase in compensation primarily related to increased store wage rates.

There was $15.0 million and $14.0 million of share-based payment expense included in SG&A expenses for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively, comprised of both time and performance-based awards.

Impairment and Restructuring

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)		(In thousands)	(Percentage)
Impairment and restructuring charges	$-	$17,119	$(17,119)	100%
Impairment and restructuring charges as a percentage of net revenue	0.0%	1.6%	-160 basis points

There were no impairment or restructuring charges recorded during the 13 weeks ended May 2, 2026. During the 13 weeks ended May 3, 2025, we recorded $17.1 million of impairment and restructuring. We recorded $10.4 million of impairment related to ROU assets, $4.9 million related to fixed assets, and $1.8 million of employee severance.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$21,354	$20,168	$1,186	6%
Aerie	16,023	14,170	1,853	13
Other	14,077	17,359	(3,282)	(19)
Total depreciation and amortization expense	$51,454	$51,697	$(243)	(0)%
Total depreciation and amortization expense as a percentage of net revenue	4.3%	4.7%	40 basis points

Operating Income (Loss)

	13 Weeks Ended				Increase/(Decrease)
	May 2, 2026		May 3, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$47,157	3.9%	$49,472	4.5%	$(2,315)	(5)%
Aerie	96,284	8.1	1,048	0.1	95,236	n/m
Other	(6,355)	(0.5)	(13,169)	(1.2)	6,814	(52)
General corporate expenses	(108,860)		(105,413)		(3,447)
Impairment and restructuring charges	-		(17,119)		17,119
Total Operating Income (Loss)	$28,226	2.4	$(85,181)	(7.8)	$113,407	(133)%

The increase in operating income (loss) was primarily driven by higher gross profit and no impairment and restructuring charges in the current year, partially offset by increased SG&A expenses, all of which are explained in detail above.

American Eagle. The decrease in operating income was the result of a $10 million increase in SG&A expenses year-over-year. Merchandise margin was flat year over year, with lower sales offset by lower net markdowns this year including the $31 million inventory write-down of spring and summer merchandise incurred last year. Additionally, buying, occupancy, and warehousing expenses were $8 million lower this year

Aerie. The increase was primarily the result of a $111 million increase in gross profit driven by increased merchandise margin on the $121 million, or 34%, increase in total net revenue, partially offset by a $12 million increase in buying, occupancy, and warehousing expenses. Last year’s merchandise margin also included a $44 million inventory write-down of spring and summer merchandise.

Interest Expense (Income), net

13 Weeks Ended			Increase/(Decrease)
May 2, 2026		May 3, 2025
	(In thousands)		(In thousands)
Interest expense (income), net	$7,853	$(219)	$(8,072)
Interest expense (income) as a percentage of net revenue	0.7%	0.0%	-70 basis points

The increase in interest expense (income), net is primarily driven by $7 million of accretion expense related to the Participation Agreement for tariff refund claims. Refer to Note 14, Subsequent Events, to the Consolidated Financial Statements for additional information.

Other (Income) Expense, net

13 Weeks Ended			Increase/(Decrease)
May 2, 2026		May 3, 2025
	(In thousands)		(In thousands)
Other (income) expense, net	$(7,222)	$168	$7,390
Other (income) expense, net as a percentage of net revenue	(0.6)%	0.0%	60 basis points

The increase in other (income) expense, net primarily consists of a $6 million gain on equity method investments.

Provision (Benefit) for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)		(In thousands)	(Percentage)
Provision (benefit) for income taxes	$4,658	$(19,712)	$24,370	124%
Provision (benefit) for incomes taxes as a percentage of net revenue	0.4%	(1.8)%	220 basis points

Effective tax rate	16.9%	23.2%

The provision (benefit) for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 2, 2026 was 16.9% compared to 23.2% for the 13 weeks ended May 3, 2025. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax audit adjustments.

Net Income (loss) attributable to AEO

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
Net income (loss) attributable to AEO	$23,525	$(64,899)	$88,424	(136)%
Net income (loss) attributable to AEO as a percentage of net revenue	2.0%	(6.0)%	800 basis points

Net income per diluted share attributable to AEO of $0.14 increased for the 13 weeks ended May 2, 2026, compared to net loss per diluted share attributable to AEO of ($0.36) for the 13 weeks ended May 3, 2025. The increase in net income was attributable to the factors noted above.

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

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	May 3, 2025
	Operating Loss	(Benefit) for Income Taxes	Effective Tax Rate	Net (loss) attributable to AEO	Earnings per Diluted Share
GAAP Basis	$(85,181)	$(19,712)	23.2%	$(64,899)	$(0.36)
% of Revenue	(7.8)%			(6.0)%

Add: Impairment and restructuring charges (1)	17,119			13,131	0.07

Tax effect of the above (2)		$3,988

Non-GAAP Basis	$(68,062)	$(15,724)	23.1%	$(51,768)	$(0.29)
% of Revenue	(6.2)%			(4.8)%

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax benefit calculated on a GAAP basis and on a non-GAAP basis.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of May 2, 2026, our international licensing partners operated in 357 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of May 2, 2026, we had 95 and 99 Company-owned stores in Canada and Mexico, respectively.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of May 2, 2026, the Company had $85.0 million in borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information regarding our long-term debt.

As of May 2, 2026, we had approximately $103.3 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

May 2, 2026
Working Capital (in thousands)	436,967
Current Ratio	1.55

The following table sets forth net cash flows in operating, investing, and financing activities for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)
Total cash (used for):
Operating activities	$(65,222)	$(54,672)	$(10,550)
Investing activities	(61,877)	(11,833)	(50,044)
Financing activities	(8,641)	(154,134)	145,493
Effect of foreign currency exchange rate changes on cash and cash equivalents	103	(470)	573
(Decrease) in cash and cash equivalents	$(135,637)	$(221,109)	$85,472

Cash Flows (Used For) Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows (Used For) Investing Activities

Investing activities for the 13 weeks ended May 2, 2026 primarily consisted of capital expenditures of $61.4 million.

Investing activities for the 13 weeks ended May 3, 2025 primarily consisted of capital expenditures of $61.6 million, partially offset by the sale of available-for-sale investments of $50.0 million.

Cash Flows (Used For) Financing Activities

Cash used for financing activities for the 13 weeks ended May 2, 2026 consisted primarily of $53.5 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly-announced share repurchase program, and $20.9 million for cash dividends paid at a quarterly rate of $0.125 per share, partially offset by $85 million of net proceeds from borrowing on our Credit Facility..

Cash used for financing activities for the 13 weeks ended May 3, 2025 consisted primarily of $201.5 million, including excise taxes, used to repurchase the Company's common stock under the ASR Agreement (as defined below), $31.3 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly-announced share repurchase program, and $21.7 million for cash dividends paid at a quarterly rate of $0.125 per share, partially offset by $110 million of net proceeds from borrowing on our Credit Facility..

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

As of May 2, 2026, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $85.0 million and $12.0 million outstanding in stand-by letters of credit. As of May 3, 2025, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $110.0 million and $12.0 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 13 weeks ended May 2, 2026, capital expenditures totaled $61.4 million. See below for a breakdown of expenditures:

	13 Weeks Ended		Increase/(Decrease)
	May 2, 2026	May 3, 2025
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$39,359	$28,466	$10,893	38%
Information technology initiatives	13,722	11,998	1,724	14
Supply chain infrastructure	1,966	11,427	(9,461)	(83)
Other home office projects	6,369	9,715	(3,346)	(34)
Capital Expenditures	$61,416	$61,606	$(190)	(0)%

For Fiscal 2026, we expect capital expenditures to be between $250 million and $260 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current available liquidity and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 Weeks Ended
	May 2, 2026		May 3, 2025
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	3	26	1	11
Aerie (2)	3	1	3	2
Todd Snyder	0	-	1	-
Unsubscribed	0	-	1	-
Total stores	6	27	6	13

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location.

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location.

Share Repurchases

On March 11, 2025, the Company’s Board of Directors (the "Board") authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024. During the 13 weeks ended May 2, 2026, there were 3.0 million shares repurchased under this authorization. As of May 2, 2026, the Company had a total of 46 million shares remaining authorized for repurchase through February 3, 2029.

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

During the 13 weeks ended May 2, 2026 and May 3, 2025, we repurchased approximately 1.0 million and 0.7 million shares, respectively, from certain employees at market prices totaling $20.0 million and $7.9 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares were recorded as treasury stock.

Dividends

During the 13 weeks ended May 2, 2026, the Board declared a quarterly cash dividend of $0.125 per share on March 4, 2026, which was paid on April 24, 2026.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2026 contained in our Fiscal 2025 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates. There have been no significant changes in critical accounting estimates since the end of Fiscal 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $15 million is included in accumulated other comprehensive income during the 13 weeks ended May 2, 2026. Our market risk profile as of January 31, 2026 is disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2025 Form 10-K, and was unchanged as of May 2, 2026.

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

In connection with the preparation of this Quarterly Report, as of May 2, 2026, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Refer to Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included herein for additional information.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Fiscal 2025 Form 10-K. There have been no material changes to our risk factors as disclosed in the Fiscal 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 2, 2026:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 1, 2026 through February 28, 2026)	494,227	$23.09	—	49,084,301
Month #2 (March 1, 2026 through April 4, 2026)	3,515,128	17.64	3,000,000	46,084,301
Month #3 (April 5, 2026 through May 2, 2026)	3,262	17.70	—	46,084,301
Total	4,012,617	$18.31	3,000,000	46,084,301

(1)
There were 3.0 million shares repurchased as part of our publicly announced share repurchase program, and an aggregate of 1.0 million shares were repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended May 2, 2026.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On March 11, 2025, the Board authorized the public repurchase of an additional 50 million shares under our existing share repurchase program, which expires on February 3, 2029.

ITEM 5: OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended May 2, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted as inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of May 2, 2026, January 31, 2026, and May 3, 2025 (ii) Consolidated Statements of Operations for the 13 weeks ended May 2, 2026 and May 3, 2025, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 2, 2026 and May 3, 2025, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended May 2, 2026 and May 3, 2025, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended May 2, 2026 and May 3, 2025.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in inline XBRL

^ Management contract or compensatory plan or arrangement.

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 2026

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)