Form 10-Q
period 2026-08-01
AMERICAN EAGLE OUTFITTERS INC
filed 2026-09-10
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33338

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 167,573,333 shares of Common Stock were outstanding at September 10, 2026.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on the views and beliefs of management of American Eagle Outfitters, Inc. (the "Company," "we," "us," and "our"), as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Forward-looking statements should not be relied upon as a prediction of actual results. Actual results could differ materially from those expressed or implied in such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission (the "SEC") on March 30, 2026 (the "Fiscal 2025 Form 10-K"). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. As used herein, “Fiscal 2028” refers to the 53-week period that will end on February 3, 2029. "Fiscal 2027" refers to the 52-week period that will end on January 29, 2028. "Fiscal 2026" refers to the 52-week period that will end on January 30, 2027. "Fiscal 2025" refers to the 52-week period ended January 31, 2026.

All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” "estimate," “expect,” “intend,” “may,” “plan,” “potential,” "project," “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions may identify forward-looking statements, although not all forward-looking statements contain these words. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of new stand-alone and side-by-side locations, the selection of existing stores for remodeling, and the closure of certain stores at the expiration of their lease terms;
•
the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•
the success of our business priorities and strategies;
•
the continued validity of our trademarks;
•
our performance during the back-to-school and holiday selling seasons;
•
the reduction of operating expenses and capital expenditures, including through our profit improvement program, and resulting impact on our results of operations;
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

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or results. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	August 1,	January 31,	August 2,
(In thousands, except per share amounts)	2026	2026	2025
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,954	$238,923	$126,780
Merchandise inventory	817,910	701,966	718,337
Accounts receivable, net	245,231	258,624	237,355
Prepaid expenses	103,331	93,231	167,295
Other current assets	22,257	21,429	21,335
Total current assets	1,336,683	1,314,173	1,271,102
Operating lease right-of-use assets	1,646,845	1,450,592	1,604,457
Property and equipment, at cost, net of accumulated depreciation	814,979	785,622	773,872
Goodwill, net	225,181	225,269	225,231
Non-current deferred income taxes	93,664	85,532	48,322
Intangible assets, net	35,974	37,468	40,674
Other assets	125,495	111,024	97,374
Total assets	$4,278,821	$4,009,680	$4,061,032
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,663	$251,761	$247,578
Current portion of operating lease liabilities	309,108	320,005	321,334
Accrued compensation and payroll taxes	94,629	82,354	49,534
Unredeemed gift cards and gift certificates	62,837	75,278	57,376
Accrued income and other taxes	29,084	41,290	30,631
Other current liabilities and accrued expenses	90,067	96,875	76,932
Total current liabilities	839,388	867,563	783,385
Non-current liabilities:
Non-current operating lease liabilities	1,556,639	1,380,318	1,473,119
Long-term debt, net	55,000	—	203,000
Other non-current liabilities	65,479	70,365	56,918
Total non-current liabilities	1,677,118	1,450,683	1,733,037
Stockholders’ equity:	—	—	—
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 167,639, 168,958 and 169,336 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	360,833	382,676	369,478
Accumulated other comprehensive loss	(16,357)	(15,586)	(34,646)
Retained earnings	2,678,371	2,552,721	2,416,980
Treasury stock, at cost, 81,927, 80,608 and 80,230 shares, respectively	(1,261,525)	(1,229,154)	(1,213,046)
Total AEO stockholders' equity	1,763,818	1,693,153	1,541,262
Non-controlling interests	(1,503)	(1,719)	3,348
Total stockholders’ equity	$1,762,315	$1,691,434	$1,544,610
Total liabilities and stockholders’ equity	$4,278,821	$4,009,680	$4,061,032

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share amounts)	2026	2025	2026	2025
Total net revenue	$1,380,375	$1,283,675	$2,575,660	$2,373,275
Cost of sales, including certain buying, occupancy and warehousing expenses	708,311	783,713	1,447,425	1,550,892
Gross profit	672,064	499,962	1,128,235	822,383
Selling, general and administrative expenses	408,354	342,211	784,846	680,998
Impairment and restructuring charges	—	—	—	17,119
Depreciation and amortization expense	52,305	54,666	103,760	106,363
Operating income	$211,405	$103,085	$239,629	$17,903
Interest expense, net	47,125	1,919	54,978	1,700
Other (income) loss, net	(13,771)	648	(20,993)	816
Income before income taxes	178,051	100,518	205,644	15,387
Provision for income taxes	44,366	23,705	49,024	3,992
Net income	133,685	76,813	156,620	11,395
Net loss attributable to non-controlling interests	399	820	987	1,339
Net income attributable to AEO	$134,084	$77,633	$157,607	$12,734

Basic net income per common share attributable to AEO	$0.80	$0.45	$0.94	$0.07
Diluted net income per common share attributable to AEO	$0.79	$0.45	$0.92	$0.07

Weighted average common shares outstanding - basic	167,059	170,756	167,447	175,156
Weighted average common shares outstanding - diluted	170,180	171,659	171,277	176,482

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2026	2025	2026	2025
Net income	$133,685	$76,813	$156,620	$11,395
Other comprehensive (loss) gain
Foreign currency translation (loss) gain	(1,117)	7,509	(738)	22,068
Other comprehensive (loss) gain	(1,117)	7,509	(738)	22,068
Comprehensive income	$132,568	$84,322	$155,882	$33,463
Net loss attributable to non-controlling interests	399	820	987	1,339
Foreign currency translation gain attributable to non-controlling interests	(19)	(50)	(33)	(324)
Comprehensive income attributable to AEO	$132,948	$85,092	$156,836	$34,478

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended August 1, 2026 and August 2, 2025

	Common Stock
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total AEO Stockholders' Equity	Non-controlling Interest	Stockholders' Equity
Balance at May 3, 2025	173,267	$2,496	$362,342	$(42,105)	$2,361,273	$(1,212,774)	$1,471,232	$2,984	$1,474,216
Stock awards	—	—	6,357	—	—	—	6,357	—	6,357
Accelerated share repurchase, including excise tax	(3,949)	—	—	—	—	(380)	(380)	—	(380)
Repurchase of common stock from employees	(2)	—	—	—	—	(20)	(20)	—	(20)
Reissuance of treasury stock	20	—	90	—	(67)	128	151	—	151
Net income (loss)	—	—	—	—	77,633	—	77,633	(820)	76,813
Other comprehensive income	—	—	—	7,459	—	—	7,459	50	7,509
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	689	—	(21,859)	—	(21,170)	—	(21,170)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,134	1,134
Balance at August 2, 2025	169,336	$2,496	$369,478	$(34,646)	$2,416,980	$(1,213,046)	$1,541,262	$3,348	$1,544,610

Balance at May 2, 2026	167,524	$2,496	$354,723	$(15,221)	$2,565,906	$(1,263,237)	$1,644,667	$(1,123)	$1,643,544
Stock awards	—	—	6,130	—	—	—	6,130	—	6,130
Repurchase of common stock from employees	(16)	—	—	—	—	(264)	(264)	—	(264)
Reissuance of treasury stock	131	—	(688)	—	3	1,976	1,291	—	1,291
Net income (loss)	—	—	—	—	134,084	—	134,084	(399)	133,685
Other comprehensive (loss) income	—	—	—	(1,136)	—	—	(1,136)	19	(1,117)
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	668	—	(21,622)	—	(20,954)	—	(20,954)
Balance at August 1, 2026	167,639	$2,496	$360,833	$(16,357)	$2,678,371	$(1,261,525)	$1,763,818	$(1,503)	$1,762,315

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

26 Weeks Ended August 1, 2026 and August 2, 2025

	Common Stock
(In thousands, except per share amounts)	Shares Outstanding	Par Value	Contributed Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total AEO Stockholders' Equity	Non-controlling Interest	Stockholders' Equity
Balance at February 1, 2025	188,618	$2,496	$362,616	$(56,390)	$2,456,063	$(1,001,154)	$1,763,631	$3,229	$1,766,860
Stock awards	—	—	26,770	—	—	—	26,770	—	26,770
Repurchase of common stock as part of publicly announced programs, including excise tax	(2,000)	—	—	—	—	(31,301)	(31,301)	—	(31,301)
Accelerated share repurchase, including excise tax	(18,416)	—	—	—	—	(201,849)	(201,849)	—	(201,849)
Repurchase of common stock from employees	(656)	—	—	—	—	(7,913)	(7,913)	—	(7,913)
Reissuance of treasury stock	1,790	—	(21,280)	—	(7,622)	29,171	269	—	269
Net income (loss)	—	—	—	—	12,734	—	12,734	(1,339)	11,395
Other comprehensive income	—	—	—	21,744	—	—	21,744	324	22,068
Cash dividends declared and dividend equivalents ($0.250 per share)	—	—	1,371	—	(44,195)	—	(42,824)	—	(42,824)
Contributions from non-controlling interests	—	—	—	—	-	—	-	1,134	1,134
Balance at August 2, 2025	169,336	$2,496	$369,478	$(34,646)	$2,416,980	$(1,213,046)	$1,541,262	$3,348	$1,544,610

Balance at January 31, 2026	168,958	$2,496	$382,676	$(15,586)	$2,552,721	$(1,229,154)	$1,693,153	$(1,719)	$1,691,434
Stock awards	—	—	28,012	—	—	—	28,012	—	28,012
Repurchase of common stock as part of publicly announced programs, including excise tax	(3,000)	—	—	—	—	(53,505)	(53,505)	—	(53,505)
Repurchase of common stock from employees	(1,029)	—	—	—	—	(20,276)	(20,276)	—	(20,276)
Reissuance of treasury stock	2,710	—	(51,198)	—	11,280	41,410	1,492	—	1,492
Net income (loss)	—	—	—	—	157,607	—	157,607	(987)	156,620
Other comprehensive (loss) income	—	—	—	(771)	—	—	(771)	33	(738)
Cash dividends declared and dividend equivalents ($0.250 per share)	—	—	1,343	—	(43,237)	—	(41,894)	—	(41,894)
Contributions from non-controlling interests	—	—	-	—	—	—	—	1,170	1,170
Balance at August 1, 2026	167,639	$2,496	$360,833	$(16,357)	$2,678,371	$(1,261,525)	$1,763,818	$(1,503)	$1,762,315

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
(In thousands)	2026	2025
Operating activities:
Net income	$156,620	$11,395
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	111,035	112,416
Share-based compensation	28,851	27,070
Deferred income taxes	(8,042)	22,399
Income earned from equity method investment	(18,716)	—
Distribution received from equity method investment	6,846	—
Loss on impairment of assets	—	15,063
Changes in assets and liabilities:
Accounts receivable	8,385	25,147
Merchandise inventory	(116,695)	(71,694)
Operating lease assets	179,517	198,679
Operating lease liabilities	(209,960)	(170,288)
Other assets	(13,259)	(98,370)
Accounts payable	1,983	(33,829)
Accrued compensation and payroll taxes	12,343	(64,412)
Accrued and other liabilities	(22,583)	(435)
Net cash provided by (used for) operating activities	116,325	(26,859)
Investing activities:
Capital expenditures for property and equipment	(127,637)	(132,565)
Sale of available-for-sale investments	—	50,000
Other investing activities	(657)	8,452
Net cash (used for) investing activities	(128,294)	(74,113)
Financing activities:
Accelerated Share Repurchase	—	(201,849)
Repurchase of common stock as part of publicly announced programs	(53,482)	(31,301)
Repurchase of common stock from employees	(20,276)	(7,913)
Proceeds from revolving line of credit	220,400	485,300
Principal payments from revolving line of credit	(165,400)	(282,300)
Cash dividends paid	(41,894)	(42,824)
Repayments of other financing	(18,603)	—
Other financing activities	(85)	(1,814)
Net cash (used for) financing activities	(79,340)	(82,701)
Effect of exchange rates changes on cash	340	1,491
Net change in cash and cash equivalents	(90,969)	(182,182)
Cash and cash equivalents - beginning of period	238,923	308,962
Cash and cash equivalents - end of period	$147,954	$126,780

Refer to Notes to Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company," “AEO,” "we," "us," and "our"), a Delaware corporation, at August 1, 2026 and August 2, 2025 and for the 13 and 26 week periods ended August 1, 2026 and August 2, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2025 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

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

Through the end of Fiscal 2025, the Company operated Quiet Platforms, which primarily served as its regionalized fulfillment center network while also utilizing excess space to service appropriate third-party customers. In Fiscal 2025, as part of its continued supply chain network optimization project, the Company made the decision to close the Quiet Platforms business and discontinue services for all third-party customers. Closure of Quiet Platforms’ operations was substantially complete as of May 2, 2026 and had an immaterial impact on the Company’s results of operations for the 13 and 26 weeks ended August 1, 2026.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Our quarterly results of operations also may fluctuate based upon a variety of factors, including the timing of certain additional holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather, changes in import tariffs and existence of other trade restrictions, and general economic and political conditions.

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

All intercompany transactions and balances have been eliminated in consolidation. At August 1, 2026, the Company operated in two reportable segments, American Eagle and Aerie.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 26 weeks ended August 1, 2026, an unrealized loss of $1.1 million and $0.7 million, respectively, was included in other comprehensive income, which was primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

	13 Weeks Ending		26 Weeks Ending
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2026	2025	2026	2025
Beginning balance	$26,634	$19,456	$25,532	$8,879
Amount recorded to expense to increase reserve	—	3,350	1,104	13,927
Amount written-off against customer accounts to decrease reserve	(52)	(1,046)	(54)	(1,046)
Ending balance	$26,582	$21,760	$26,582	$21,760

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or net realizable value, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts when control of the merchandise has transferred to the Company.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Additionally, the Company estimates a markdown reserve for future planned permanent markdowns related to current inventory. Markdowns may occur when inventory exceeds customer demand due to style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

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

As of August 1, 2026, the weighted average remaining useful life of our assets was approximately six years.

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income within the Consolidated Statements of Operations.

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

Refer to Note 6, Property and Equipment, Net to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information regarding impairment charges for the 26 weeks ended August 2, 2025. There were no long-lived asset impairment charges recorded during the 13 and 26 weeks ended August 1, 2026 or the 13 weeks ended August 2, 2025.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of January 31, 2026. No indicators of impairment were present during the 13 and 26 weeks ended August 1, 2026 or August 2, 2025.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 and 26 weeks ended August 1, 2026 or August 2, 2025.

Refer to Note 7, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Equity Method Investments

The Company holds a limited partner position in ACON Apparel Investors, L.P. (the "Fund"), with ACON Apparel GenPar, LLC ("ACON") as the general partner. The Company paid $35.0 million for a 20% interest for its limited partner position in the Fund in December 2024, which was recorded in Other Assets in the Consolidated Balance Sheet. During the 13 and 26 weeks ended August 1, 2026, the Company recorded a $11.7 million and $17.4 million unrealized gain related to its position in the Fund, respectively. Realized and unrealized gains (losses) from equity method investments are included within the Consolidated Statements of Operations as a component of Other (income) expense, net. During the 13 weeks ended August 1, 2026, the Company received a distribution of $0.6 million related to its position in the Fund.

The balance of the Company's investment as of August 1, 2026 was $53.8 million.

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

Self-Insurance Liability

The Company uses a combination of insurance and self-insurance mechanisms for certain losses related to employee medical benefits and workers' compensation. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped by stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

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

Points earned under the Program on purchases at AE and Aerie are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The portion of the sales revenue attributed to the reward points is deferred and recognized when the reward is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the reward, and the impact of adjustments is recorded in revenue.

The Company defers a portion of the sales revenue attributed to the loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes, which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the Company’s effective income tax rate.

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

Interest Expense, Net

Interest expense, net, primarily consists of interest expense related to the Participation Agreement (as defined below) for tariff refund claims. Refer to "U.S. Tariff Update" section below for additional information.

Other (income) loss, net

Other (income) loss, net, primarily consists of unrealized gains on equity method investments.

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our chief operating decision maker's ("CODM") (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms prior to the completion of its operational wind-down, have been identified as separate operating segments; however, they do not meet the quantitative thresholds for separate disclosures and as a result have been included in the "Other" category. For additional information regarding the Company’s segment and geographic information, refer to Note 12, Segment Reporting to the Consolidated Financial Statements.

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

The Company submitted all refund claims eligible for refund in the first phase of CAPE in the amount of $189.8 million during the 26 weeks ended August 1, 2026. As of August 1, 2026, the Company has received $189.3 million of these refunds, or $195.7 million including interest, of which $191.9 million was recognized as a reduction of cost of sales and $3.8 million was recognized as a reduction of SG&A expenses in the Consolidated Statements of Operations.

During Fiscal 2025, prior to the U.S. Supreme Court decision invalidating the IEEPA tariffs, the Company entered into a participation agreement with a third-party buyer (the "buyer") pursuant to which the Company sold a portion of its claims for refunds of previously paid tariffs imposed under the IEEPA (the "Participation Agreement"). Under the terms of the Participation Agreement, the buyer purchased $68.9 million of the Company's $192 million IEEPA tariff refund claims referred to above for $18.6 million in cash, which was accounted for under ASC 470, Debt. Any benefit associated with the claims included in the Participation Agreement was owed to the buyer when a refund is received from CBP. Accretion expense related to the Participation Agreement, of $44.7 million and $52.2 million was recorded within interest expense, net, during the 13 and 26 weeks ended August 1, 2026, respectively. As a result of the refunds received, $70.8 million was paid to the buyer during the 13 weeks ended August 1, 2026, representing substantially all of refund claims purchased by the buyer, plus interest.

3. Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents which are recorded in the Consolidated Balance Sheets:

(In thousands)	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents:
Cash	$144,253	$183,406	$122,507
Interest bearing deposits	3,701	55,517	4,273
Total cash and cash equivalents	$147,954	$238,923	$126,780

4. Fair Value Measurements

ASC 820, Fair Value Measurement Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date.

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

Long-Term Debt

As of August 1, 2026, the fair value of the Company's $55.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of August 2, 2025, the fair value of the Company's $203.0 million in outstanding borrowings under its Credit Facility approximated the carrying value.

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

During the 26 weeks ended August 2, 2025, the Company recorded asset impairment charges of $10.4 million related to operating lease right-of-use (“ROU”) assets and $4.9 million related to fixed assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations for the 26 weeks ended August 2, 2025. There were no long-lived asset impairment charges recorded during the 13 and 26 weeks ended August 1, 2026 and 13 weeks ended August 2, 2025.

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

No indicators of goodwill impairment were present during the 13 and 26 weeks ended August 1, 2026 and August 2, 2025.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted average common shares outstanding:
Basic number of common shares outstanding:	167,059	170,756	167,447	175,156
Dilutive effect of stock options and non-vested restricted stock	3,121	903	3,830	1,326
Diluted number of common shares outstanding	170,180	171,659	171,277	176,482
Anti-Dilutive Shares (1)	1,917	4,151	1,913	3,518

(1) For all periods presented, anti-dilutive shares relate to outstanding stock options and unvested restricted stock units that have been excluded from the computation of earnings per diluted share because their effect is anti-dilutive.

Refer to Note 9, Share-Based Payments, to the Consolidated Financial Statements for additional information regarding share-based compensation.

On March 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with Bank of America, N.A. ("Bank of America"), pursuant to which the Company made an aggregate payment of $200 million to Bank of America and received an aggregate initial delivery of approximately 14.5 million shares of its common stock on March 17, 2025. At final settlement on June 16, 2025, the Company received an additional 3.9 million shares. The cumulative repurchases under the ASR Agreement totaled 18.4 million shares, in the aggregate, at an average price of $10.86 per share. The aforementioned repurchased shares were recorded as treasury stock.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	August 1,	January 31,	August 2,
(In thousands)	2026	2026	2025
Property and equipment, at cost	$2,766,693	$2,708,945	$2,623,140
Less: Accumulated depreciation and impairment	(1,951,714)	(1,923,323)	(1,849,268)
Property and equipment, net	$814,979	$785,622	$773,872

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	August 1,	January 31,	August 2,
(In thousands)	2026	2026	2025
Goodwill, gross (1)	$268,975	$269,063	$269,025
Accumulated impairment (2)	(43,794)	(43,794)	(43,794)
Goodwill, net	$225,181	$225,269	$225,231

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.
(2)
Accumulated impairment includes $43.8 million recorded prior to Fiscal 2025.

	August 1,	January 31,	August 2,
(In thousands)	2026	2026	2025
Intangible assets, gross	$148,563	$147,968	$147,765
Accumulated amortization	(70,715)	(68,626)	(66,559)
Accumulated impairment	(41,874)	(41,874)	(40,533)
Intangible assets, net	$35,974	$37,468	$40,674

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

On June 4, 2026, the Credit Agreement was amended to extend the maturity date of the Credit Facility to June 4, 2031 and simplify the interest rate calculation by removing the SOFR Adjustment and Term CORRA Adjustment (as such terms are defined in the Credit Agreement) and increasing the applicable margin (the “June 2026 Amendment”).

All obligations under the Company's current $700 million Credit Facility are unconditionally guaranteed by certain subsidiaries and secured by certain assets of the Company and certain subsidiaries.

As of August 1, 2026, the Company was in compliance with the terms of the Credit Agreement and had $55 million in outstanding borrowings and $10 million outstanding in stand-by letters of credit. As of August 2, 2025, the Company was in compliance with the terms of the Credit Agreement and had $203.0 million in outstanding borrowings and $12 million outstanding in stand-by letters of credit.

Pursuant to the June 2026 Amendment, borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus an applicable margin (ranging from 1.250% to 1.500%) or an alternate base rate plus an applicable margin (ranging from 0.250% to 0.500%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The total interest expense related to the Credit Facility for the 13 and 26 weeks ended August 1, 2026 was $0.5 million and $1.1 million, respectively. The total interest expense related to the Credit Facility for the 13 and 26 weeks ended August 2, 2025 was $1.8 million and $2.1 million, respectively.

9. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2026 was $6.8 million ($5.1 million, net of tax) and $28.9 million ($22.0 million, net of tax), and for the 13 and 26 weeks ended August 2, 2025 was $6.5 million ($5.0 million, net of tax) and $27.1 million ($20.6 million, net of tax), respectively.

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 26 weeks ended August 1, 2026 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 31, 2026	4,543	$16.34
Granted	934	$16.52
Exercised	(45)	$13.17
Cancelled	(267)	$21.41
Outstanding - August 1, 2026	5,165	$16.14	4.6	$14,497
Vested and expected to vest - August 1, 2026	5,008	$16.06	4.4	$14,439
Exercisable - August 1, 2026 (1)	1,937	$12.06	3.5	$9,916

(1)
Options exercisable represent "in-the-money" vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on August 1, 2026.

As of August 1, 2026, there was $1.2 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

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

Restricted Stock Grants

Time-based equity awards are comprised of time-based restricted stock units ("RSU"). These awards vest over three years and receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

Performance-based equity awards include performance-based restricted stock units ("PSU"). Annual PSU grants cliff vest, if at all, at the end of a three-year performance period upon achievement of certain pre-established goals. Outstanding PSU awards receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of time-based RSUs is based on the closing market price of the Company’s common stock on the date of grant. A Monte-Carlo simulation was utilized for performance-based restricted stock awards.

A summary of the Company’s RSU and PSU activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	August 1, 2026		August 1, 2026
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2025	2,994	$15.12	2,444	$16.02
Granted	1,531	$16.49	1,167	$16.38
Vested	(1,401)	$15.19	(1,211)	$14.74
Cancelled	(149)	$15.35	(13)	$19.34
Non-vested - August 1, 2026	2,975	$15.78	2,387	$16.83

As of August 1, 2026, there was $38.1 million of unrecognized compensation expense related to non-vested, time-based RSU awards that is expected to be recognized over a weighted-average period of 2.1 years. There is $6.6 million of unrecognized compensation expense related to PSU awards that is expected to be recognized over a weighted-average period of 2.0 years.

As of August 1, 2026, the Company had 14.6 million shares available for all equity grants under the Company's stockholder-approved equity incentive plan.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 1, 2026 was 24.9% compared to 23.6% for the 13 weeks ended August 2, 2025. The change in the effective tax rate, as compared to the prior period, is primarily due to tax and statutory audit adjustments. The effective income tax rate for the 26 weeks ended August 1, 2026 was 23.8% compared to 25.9% for the 26 weeks ended August 2, 2025. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax and statutory audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for both the 13 and 26 weeks ended August 1, 2026, and August 2, 2025. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 and 26 weeks ended August 1, 2026, and August 2, 2025.

11. Commitments and Contingencies

Legal proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies, the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes, as of the date of this Quarterly Report, that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

12. Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the CODM’s internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms prior to the completion of its operational wind-down, have been identified as separate operating segments; however, they do not meet the quantitative thresholds for separate disclosure, and as a result are presented under the "Other" caption, as permitted by ASC 280.

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

Reportable segment information is presented in the following tables:

For the 13 weeks ended August 1, 2026 (In thousands)	American Eagle	Aerie	Other	Total
Net Revenue	$805,883	$535,822	$38,670	$1,380,375
Cost of sales, including certain buying, occupancy and warehousing costs	401,398	242,761
Selling, general and administrative expenses	194,628	106,829
Depreciation and amortization	21,379	16,072
Total segment operating income	$188,478	$170,160	$(2,407)	$356,231
Unallocated corporate expenses				(144,826)
Total operating income				211,405
Interest expense, net				47,125
Other (income), net				(13,771)
Income before income taxes				$178,051

For the 13 weeks ended August 2, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$800,406	$429,084	$61,523	$(7,338)	$1,283,675
Cost of sales, including certain buying, occupancy and warehousing costs	470,860	250,525
Selling, general and administrative expenses	170,640	89,191
Depreciation and amortization	20,718	14,740
Total segment operating income	$138,188	$74,628	$(10,094)	$-	$202,722
Unallocated corporate expenses					(99,637)
Total operating income					103,085
Interest expense, net					1,919
Other loss, net					648
Income before income taxes					$100,518

For the 26 weeks ended August 1, 2026 (In thousands)	American Eagle	Aerie	Other	Total
Net Revenue	$1,484,359	$1,016,648	$74,653	$2,575,660
Cost of sales, including certain buying, occupancy and warehousing costs	832,691	514,311
Selling, general and administrative expenses	373,300	203,798
Depreciation and amortization	42,733	32,095
Total segment operating income	$235,635	$266,444	$(8,762)	$493,317
Unallocated corporate expenses				(253,688)
Total operating income				239,629
Interest expense, net				54,978
Other (income), net				(20,993)
Income before income taxes				$205,644

For the 26 weeks ended August 2, 2025 (In thousands)	American Eagle	Aerie	Other	Intersegment Elimination	Total
Net Revenue	$1,494,271	$788,872	$105,494	$(15,362)	$2,373,275
Cost of sales, including certain buying, occupancy and warehousing costs	926,755	512,451
Selling, general and administrative expenses	338,695	172,108
Depreciation and amortization	40,886	28,910
Total segment operating income	$187,935	$75,403	$(23,264)	$-	$240,074
Unallocated corporate expenses					(205,052)
Impairment and restructuring charges (1)					(17,119)
Total operating income					17,903
Interest expense, net					1,700
Other loss, net					816
Income before income taxes					$15,387

(1) Refer to Note 13, Impairment and Restructuring Charges, to the Consolidated Financial Statements for additional information.

	13 Weeks Ended
	August 1,	August 2,
	2026	2025
Capital Expenditures
American Eagle	$31,276	$24,577
Aerie	24,871	22,249
Other	329	9,115
General corporate expenditures	9,745	15,018
Total Capital Expenditures	$66,221	$70,959

	26 Weeks Ended
	August 1,	August 2,
	2026	2025
Capital Expenditures
American Eagle	$55,603	$43,510
Aerie	42,883	40,174
Other	3,350	19,288
General corporate expenditures	25,801	29,593
Total Capital Expenditures	$127,637	$132,565

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 96% and 95%, respectively, of total net revenue for the 13 and 26 weeks ended August 1, 2026.

The following table presents summarized geographical information:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Total net revenue:
United States	$1,147,095	$1,083,813	$2,148,582	$2,005,326
Foreign (1)	233,280	199,862	427,078	367,949
Total net revenue	$1,380,375	$1,283,675	$2,575,660	$2,373,275

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	August 1,	August 2,
(In thousands)	2026	2025
Long-lived assets, net:
United States	$2,242,137	$2,204,998
Foreign	219,687	173,331
Total long-lived assets, net	$2,461,824	$2,378,329

13. Impairment and Restructuring Charges

There were no impairment and restructuring charges recorded during the 13 and 26 weeks ended August 1, 2026, or for the 13 weeks ended August 2, 2025. The following table represents impairment and restructuring charges recorded within impairment and restructuring on the Consolidated Statements of Operations during the 26 weeks ended August 2, 2025.

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

A roll-forward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

26 Weeks Ended
August 1,
(In thousands)	2026
Accrued liability as of January 31, 2026	$13,108
Less: Cash payments and adjustments	(7,254)
Accrued liability as of August 1, 2026	$5,854

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the 13th month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base but are included in total sales. These stores are returned to the comparable sales base in the 13th month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from our e-commerce platform, AEO Direct, and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures include sales from stores and AEO Direct.

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

Gross Profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs, buying, occupancy and warehousing costs and services and, prior to the completion of its operational wind-down, Quiet Platforms costs to service its customers. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

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

Current Trends and Outlook

Macroeconomic Conditions, Inflation and Tariffs

During Fiscal 2025 and the 13 and 26 weeks ended August 1, 2026, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior.

In addition, trade policies and continued uncertainty in connection therewith, including with respect to tariffs and other restrictions, relating to countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape. This has and may continue to adversely impact our business and operations. On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. Shortly after the U.S. Supreme Court's ruling, effective February 24, 2026, the U.S. administration imposed a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, which was invalidated by the Court of International Trade ("CIT") on May 7, 2026, though relief was limited to the named plaintiffs, and litigation is ongoing following the government's appeal. The U.S. administration further announced that it would begin additional trade remedy investigations into certain trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The U.S. Supreme Court decision invalidating the IEEPA tariffs did not address a remedy or refunds, which instead have been addressed in cases in front of the CIT. The CIT ordered U.S. Customs and Border Protection ("CBP") to issue refunds for all IEEPA tariffs, plus interest. Pursuant to this order from CIT, CBP developed and implemented a process to facilitate refunds through its Consolidated Administration and Processing of Entries (“CAPE”) system, the first phase of which went live on April 20, 2026. The Company submitted all refund claims eligible for refund in the first phase of CAPE during the 26 weeks ended August 1, 2026. As of August 1, 2026, the Company received $195.7 million of IEEPA tariff refunds, including interest, which were recognized primarily as a reduction of cost of sales in the Consolidated Statements of Operations.

Additionally, the Company paid $70.8 million related to the Participation Agreement during the 13 weeks ended August 1, 2026, representing substantially all of refund claims purchased by the buyer, plus interest,

The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor does the ruling prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On July 23, 2026, the U.S. administration announced plans to implement additional tariffs under Section 301 of the Trade Act of 1974, effective July 24, 2026. Accordingly, uncertainty with respect to tariffs remains ongoing.

The imposition of tariffs by the U.S. government, associated geopolitical tensions, including reciprocal tariffs by trading partners, and uncertainties regarding U.S. import tariffs have and may further affect our margins and operations or could lead to further weakened business conditions for our industry. We continue to evaluate the impact of tariffs and other trade policies on our business. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further information on U.S. tariffs.

For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see "Risk Factors" in Part I, Item 1A of our Fiscal 2025 Form 10-K.

Results of Operations

Overview

The second quarter of Fiscal 2026 reflected the overall strength of our portfolio, highlighted by the strength of the Aerie brand, which delivered exceptional growth and profitability across channels despite headwinds from ongoing macro-economic challenges and global inflationary pressures impacting consumer spending behavior. We continue to prioritize operational excellence and financial discipline to create long-term value for AEO and its shareholders.

Compared to the 13 weeks ended August 2, 2025:

•
Total revenue increased 8% to $1.380 billion from $1.284 billion, with Aerie revenue increasing 25% year-over-year, and American Eagle revenue increasing 1% year-over-year. Total comparable sales increased 6% highlighted by a 19% Aerie comparable sales increase partially offset by a 1% decrease in American Eagle comparable sales year-over-year.
•
Gross profit increased 34% to $672 million year-over-year, and increased by 980 basis points to 48.7% as a percentage of revenue. Included in gross profit are tariff refunds of $192 million received in the current quarter, partially offset by $13 million of incremental incentive expense attributable to the gain recognized as a result of tariff refunds.
•
Operating income of $211 million increased 105% compared to $103 million for the same period last year. Included in operating income in the current quarter are tariff refunds of $196 million, partially offset by $35 million of incremental incentive expense attributable to the gain recognized as a result of tariff refunds. Net tariff refunds of $161 million contributed 1,170 basis points of operating margin expansion.
•
Diluted earnings per share increased to $0.79 for the 13 weeks ended August 1, 2026, which includes a $0.52 per share benefit from net tariff refunds, compared to $0.45 for the 13 weeks ended August 2, 2025,

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	August 1, 2026		August 2, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,380,375	100.0%	$1,283,675	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	708,311	51.3	783,713	61.1
Gross profit	672,064	48.7	499,962	38.9
Selling, general and administrative expenses	408,354	29.6	342,211	26.7
Depreciation and amortization expense	52,305	3.8	54,666	4.2
Operating income	211,405	15.3	103,085	8.0
Interest expense, net	47,125	3.4	1,919	0.1
Other (income) loss, net	(13,771)	(1.0)	648	0.1
Income before income taxes	$178,051	12.9	$100,518	7.8
Provision for income taxes	44,366	3.2	23,705	1.8
Net income	$133,685	9.7%	$76,813	6.0%
Net loss attributable to non-controlling interests	399	0.0	820	0.0
Net income attributable to AEO	$134,084	9.7%	$77,633	6.0%

	26 Weeks Ended
	August 1, 2026		August 2, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$2,575,660	100.0%	$2,373,275	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	1,447,425	56.2	1,550,892	65.3
Gross profit	1,128,235	43.8	822,383	34.7
Selling, general and administrative expenses	784,846	30.5	680,998	28.7
Impairment & restructuring charges	-	0.0	17,119	0.7
Depreciation and amortization expense	103,760	4.0	106,363	4.5
Operating income	239,629	9.3	17,903	0.8
Interest expense, net	54,978	2.1	1,700	0.1
Other (income) loss, net	(20,993)	(0.8)	816	0.0
Income before income taxes	$205,644	8.0	$15,387	0.7
Provision for income taxes	49,024	1.9	3,992	0.2
Net income	$156,620	6.1%	$11,395	0.5%
Net loss attributable to non-controlling interests	987	0.0	1,339	0.0
Net income attributable to AEO	$157,607	6.1%	$12,734	0.5%

The following table shows our consolidated store data for owned stores for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Number of stores:
Beginning of period	1,170	1,176	1,168	1,172
Opened	2	12	8	18
Closed	(5)	(3)	(9)	(5)
End of period	1,167	1,185	1,167	1,185

Total gross square feet at end of period (in '000)	7,260	7,266	7,260	7,266
International licensed retail stores at end of period (1)	376	365	376	365

(1)
International licensed retail stores are not included in the consolidated store data or the total gross square feet calculation.

See below for a breakdown of owned stores as of August 1, 2026:

August 1, 2026
American Eagle:
American Eagle stand-alone	599
Aerie side-by-side	183
AE brand, Aerie brand and OFFLINE™	14
OFFLINE™ side-by-side	6
Total American Eagle	802

Aerie:
Aerie stand-alone	225
OFFLINE™ stand-alone	49
OFFLINE™ side-by-side	61
Total Aerie	335

Todd Snyder	23
Unsubscribed	7

Comparison of the 13 weeks ended August 1, 2026 to the 13 weeks ended August 2, 2025

Total Net Revenue

Total net revenue increased 8% for the 13 weeks ended August 1, 2026 to $1.380 billion, compared to $1.284 billion last year, consisting of a 20% increase in digital revenue, and 1% increase in store revenue. The increase in total net revenue was driven by a mid-single digit increase in transaction value resulting from a mid-single digit increase in units per transaction and a low-single digit increase in average unit retail price ("AUR"). Total comparable sales increased by 6%, compared to a 1% decrease in the same period last year.

	13 Weeks Ended				Increase/(Decrease)
	August 1, 2026		August 2, 2025
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$805,883	58.4%	$800,406	62.4%	$5,477	1%
Aerie	535,822	38.8	429,084	33.4	106,738	25
Other	38,670	2.8	61,523	4.8	(22,853)	(37)
Intersegment Eliminations	-	0.0	(7,338)	(0.6)	7,338	(100)
Total net revenue	$1,380,375	100.0%	$1,283,675	100.0%	$96,700	8%

American Eagle. The increase in net revenue was driven by strength in the digital channel, offsetting a decline in store revenue. American Eagle comparable sales decreased 1% against the 13 weeks ended August 2, 2025.

Aerie. The increase in net revenue was driven by performance across channels, including increased transactions as well as a low double digit increase in AUR. Aerie comparable sales increased 19% against the prior year period.

Other. The decrease in net revenue for the current period was primarily attributable to planned decreased revenue from Quiet Platforms due to completion of its operational wind-down.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$672,064	$499,962	$172,102	34%
Gross Margin	48.7%	38.9%	980 basis points

Included in gross profit this period is a net benefit of $179 million related to tariff refunds, including interest, which drove 1,300 basis points of the gross margin expansion. Net tariff refunds consist of $192 million of IEEPA tariff refunds, partially offset by $13 million of incremental incentive expense attributable to the gain recognized as a result of tariff refunds.

Additionally, merchandise margin increased $78 million but deleveraged 330 basis points, with margin rate improvement in Aerie offset by promotional activity in American Eagle.

Buying, occupancy, and warehousing costs increased $22 million year-over-year, including $12 million related to compensation, and $7 million related to rent. Of the $12 million increase in compensation, $6 million is attributable to incremental incentives related to tariff refunds described above. The increase in rent is attributable to store lease renewals.

During each of the 13 weeks ended August 1, 2026 and August 2, 2025, $2.6 million of share-based payment expense was included in gross profit, representing the issuance of both time-based RSU awards and performance-based PSU awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs within cost of sales, while others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A expenses. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$194,628	$170,640	$23,988	14%
Aerie	106,829	89,191	17,638	20
Other	106,897	82,380	24,517	30
Selling, general and administrative expenses	$408,354	$342,211	$66,143	19%
Selling, general and administrative expenses as a percentage of net revenue	29.6%	26.7%	290 basis points

The increase in SG&A expenses for the 13 weeks ended August 1, 2026 was primarily driven by a $36 million increase in compensation, which includes $22 million of incremental incentive expense attributable to the gain recognized as a result of the tariff refunds received, as well as increased store wages associated with new store openings. Additionally, the increase in SG&A expenses included a $25 million increase in planned investments in advertising year-over-year. Tariff refunds of $4 million were recorded as a reduction to SG&A expenses this period.

There was $4.2 million and $3.9 million of share-based payment expense included in SG&A expenses for the 13 weeks ended August 1, 2026 and August 2, 2025, respectively, comprised of both time-based RSU awards and performance-based PSU awards.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$21,379	$20,718	$661	3%
Aerie	16,072	14,740	1,332	9
Other	14,854	19,208	(4,354)	(23)
Total depreciation and amortization expense	$52,305	$54,666	$(2,361)	(4)%
Total depreciation and amortization expense as a percentage of net revenue	3.8%	4.2%	-40 basis points

Operating Income

	13 Weeks Ended				Increase/(Decrease)
	August 1, 2026		August 2, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$188,478	13.7%	$138,188	10.8%	$50,290	36%
Aerie	170,160	12.3	74,628	5.8	95,532	128
Other	(2,407)	(0.2)	(10,094)	(0.8)	7,687	(76)
General corporate expenses	(144,826)		(99,637)		(45,189)
Total Operating Income	$211,405		$103,085		$108,320	105%
Total Operating Income as a percentage of net revenue	15.3%		8.0%		730 basis points

Operating income for the 13 weeks ended August 1, 2026 includes $161 million of net tariff refunds ($196 million of tariff refunds, including interest, partially offset by $35 million of incremental incentive expense attributable to the gain recognized as a result of the tariff refunds received). The $108 million increase was primarily driven by higher gross profit, inclusive of tariff refunds, partially offset by increased SG&A expenses, all of which are explained in detail above. The 730 basis point increase in operating income included a 1,170 basis point net benefit from tariff refunds.

American Eagle. The increase in operating income attributable to our American Eagle segment was primarily the result a $75 million increase in gross profit period-over-period, which included $121 million of IEEPA tariff refunds, including interest, and lower buying, occupancy, and warehousing expenses, partially offset by lower merchandise margin, driven by the decline in sales and increased markdowns. This increase was partially offset by a $24 million increase in SG&A expenses period-over-period, mostly related to investments in advertising and compensation.

Aerie. The increase in operating income attributable to our Aerie segment was primarily the result of a $115 million increase in gross profit driven by incremental merchandise margins on the $107 million, or 25%, increase in total net revenue, and $67 million of IEEPA tariff refunds, including interest. The increase was partially offset by an $18 million increase in SG&A expenses period-over-period, primarily related to store compensation and advertising.

General corporate expenses. The increase was primarily the result of $35 million of incremental incentive expense attributable to the gain recognized as a result of the tariff refunds received.

Interest Expense, net

13 Weeks Ended			Increase/(Decrease)
August 1, 2026		August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Interest expense, net	$47,125	$1,919	$45,206	2356%
Interest expense as a percentage of net revenue	3.4%	0.1%	330 basis points

The increase in interest expense, net was primarily driven by $45 million of accretion expense related to the Participation Agreement for tariff refund claims for the 13 weeks ended August 2, 2026. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

Other (Income) Loss, net

13 Weeks Ended			Increase/(Decrease)
August 1, 2026		August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Other (income) loss, net	$(13,771)	$648	$14,419	2225%
Other (income) loss, net as a percentage of net revenue	(1.0)%	0.1%	110 basis points

The increase in other (income), net primarily consists of a $12 million gain on equity method investments recorded during the period.

Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$44,366	$23,705	$20,661	87%
Provision for incomes taxes as a percentage of net revenue	3.2%	1.8%	140 basis points

Effective tax rate	24.9%	23.6%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 1, 2026 was 24.9% compared to 23.6% for the 13 weeks ended August 2, 2025. The change in the effective tax rate, as compared to the prior period, is primarily due to tax and statutory audit adjustments.

Net Income attributable to AEO

	13 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Net income attributable to AEO	$134,084	$77,633	$56,451	73%
Net income as a percentage of net revenue	6.1%	6.0%	10 basis points
Diluted net income per common share attributable to AEO	$0.79	$0.45	$0.34	75%

Net income per diluted share attributable to AEO of $0.79 increased for the 13 weeks ended August 1, 2026, compared to $0.45 for the 13 weeks ended August 2, 2025. The increase in net income was attributable to the factors noted above.

Comparison of the 26 weeks ended August 1, 2026 to the 26 weeks ended August 2, 2025

Total Net Revenue

Total net revenue increased 9% to $2.576 billion for the 26 weeks ended August 1, 2026, compared to $2.373 billion in the same period last year. Digital revenue increased 17%, while store revenue increased 4%. The increase in total net revenue was driven by a mid single digit increase in traffic, as well as a mid single digit increase in transaction value. Total comparable sales increased by 6% for the period, compared to a decrease of 2% for the same period last year.

	26 Weeks Ended				Increase/(Decrease)
	August 1, 2026		August 2, 2025
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$1,484,359	57.6%	$1,494,271	63.0%	$(9,912)	(1)%
Aerie	1,016,648	39.5	788,872	33.2	227,776	29
Other	74,653	2.9	105,494	4.4	(30,841)	(29)
Intersegment Eliminations	-	0.0	(15,362)	(0.6)	15,362	(100)
Total net revenue	$2,575,660	100.0%	$2,373,275	100.0%	$202,385	9%

American Eagle. The decrease in net revenue for the current period was driven by a mid single digit decline in store traffic and slight decline in average unit retail price, partially offset by strength in the digital channel. American Eagle comparable sales decreased 1% in the current period.

Aerie. The increase in net revenue for the current period was driven by increased transactions across channels, as well as a mid teen increase in average unit retail price. Aerie comparable sales increased 22% in the current period.

Other. The decrease in net revenue for the current period was primarily attributable to planned decreased revenue from Quiet Platforms due to completion of its operational wind-down.

Gross Profit

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$1,128,235	$822,383	$305,852	37%
Gross Margin	43.8%	34.7%	910 basis points

Included in gross profit for the 26 weeks ended August 1, 2026 is a net benefit of $179 million related to tariff refunds, which drove 700 basis points of the gross margin expansion. Net tariff refunds consist of $192 million of IEEPA tariff refunds, partially offset by $13 million of incremental incentive expense attributable to the gain recognized as a result of tariff refunds.

Additionally, merchandise margin increased $147 million due to higher sales and lower promotional activity period-over-period.

Buying, occupancy, and warehousing costs increased $27 million year-over-year. This increase includes $14 million related to compensation, $6 million of which is attributable to incremental incentives related to tariff refunds described above, and $10 million related to increased rent obligations.

During the 26 weeks ended August 1, 2026 and August 2, 2025, $9.7 million and $9.5 million, respectively of share-based payment expense were included in gross profit, representing both time-based RSU awards and performance-based PSU awards.

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

Selling, General and Administrative Expenses

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$373,300	$338,695	$34,605	10%
Aerie	203,798	172,108	31,690	18
Other	207,748	170,195	37,553	22
Selling, general and administrative expenses	$784,846	$680,998	$103,848	15%
Selling, general and administrative expenses as a percentage of net revenue	30.5%	28.7%	-180 basis points

The increase in SG&A expenses for the 26 weeks ended was driven by a $49 million increase in planned advertising investments and a $48 million increase in compensation costs, including $22 million of incremental incentive expense attributable to the gain recognized as a result of the tariff refunds received, as well as increased store wage rates associated with new store openings. Tariff refunds of $4 million were recorded as a reduction to SG&A expenses this period.

There was $19.2 million and $17.5 million of share-based payment expense included in SG&A expenses for the 26 week periods ended August 1, 2026 and August 2, 2025, respectively, comprised of both time and performance-based awards.

Impairment & Restructuring Charges

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Impairment and restructuring charges	$-	$17,119	$(17,119)	(100)%
Impairment and restructuring charges as a percentage of net revenue	0.0%	0.7%	-70 basis points

During the 26 weeks ended August 2, 2025, we recorded $17.1 million of impairment and restructuring charges. We recorded $10.4 million of impairment related to ROU assets, $4.9 million related to fixed assets, and $1.8 million of employee severance. There were no comparable charges for the 26 weeks ended August 1, 2026.

Depreciation and Amortization Expense

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$42,733	$40,886	$1,847	5%
Aerie	32,095	28,910	3,185	11
Other	28,932	36,567	(7,635)	(21)
Total depreciation and amortization expense	$103,760	$106,363	$(2,603)	(2)%
Total depreciation and amortization expense as a percentage of net revenue	4.0%	4.5%	-50 basis points

Operating Income

	26 Weeks Ended				Increase/(Decrease)
	August 1, 2026		August 2, 2025
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$235,635	17.1%	$187,935	14.6%	$47,700	25%
Aerie	$266,444	19.3	75,403	5.9	191,041	253
Other	$(8,762)	(0.6)	(23,264)	(1.8)	14,502	(62)
General corporate expenses	$(253,688)		(205,052)		(48,636)
Impairment and restructuring charges	$-		(17,119)		17,119
Total Operating Income	$239,629		$17,903		$221,726	1238%
Total Operating Income as a percentage of income	9.3%		0.8%		850 basis points

Operating income for the 26 weeks ended August 1, 2026 includes $161 million of net tariff refunds ($196 million of tariff refunds, including interest, partially offset by $35 million of incremental incentive expense attributable to the gain recognized as a result of the tariff refunds received). The $222 million increase was primarily driven by higher gross profit, inclusive of tariff refunds, partially offset by increased SG&A expenses, all of which are explained in detail above. The 850 basis point increase in operating income included a 630 basis point net benefit from tariff refunds.

American Eagle. The increase in operating income was primarily the result of a $84 million increase in gross profit year over year, which included $121 million of IEEPA tariff refunds, including interest, and lower buying, occupancy, and warehousing expenses, which was partially offset by lower merchandise margin, driven by the decline in sales and increased markdowns. This increase was partially offset by a $35 million increase in SG&A expenses period-over-period, primarily related to increased advertising investments.

Aerie. The increase in operating income was primarily the result of a $226 million increase in gross profit driven by incremental merchandise margin on the $228 million, or 29%, increase in total net revenue, and $67 million of IEEPA tariff refunds, including interest. SG&A expenses increased $32 million period-over-period, primarily related to store compensation from increased wage rates and new store openings, as well as a planned advertising investment.

General corporate expenses. The increase in operating income was primarily the result of $35 million of incremental incentive expense attributable to the gain recognized as a result of the tariff refunds received in the current period.

Interest Expense, net

26 Weeks Ended			Increase/(Decrease)
August 1, 2026		August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Interest expense, net	$54,978	$1,700	$53,278	3134%
Interest expense as a percentage of net revenue	2.1%	0.1%	200 basis points

The increase in interest expense, net for the current period was primarily driven by $52 million of accretion expense related to the Participation Agreement for tariff refund claims. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

Other (Income) Loss, net

26 Weeks Ended			Increase/(Decrease)
August 1, 2026		August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Other (income) loss, net	$(20,993)	$816	$21,809	2673%
Other (income) loss, net as a percentage of net revenue	(0.8)%	0.0%	80 basis points

The increase in other (income), net for the current period primarily consisted of an $18 million gain on equity method investments recorded this year.

Provision for Income Taxes

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$49,024	$3,992	$45,032	1128%
Provision for incomes taxes as a percentage of net revenue	1.9%	0.2%	170 basis points

Effective tax rate	23.8%	25.9%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended August 1, 2026 was 23.8% compared to 25.9% for the 26 weeks ended August 2, 2025. The change in the effective tax rate, as compared to the prior period, is primarily due to share-based payments and tax and statutory audit adjustments.

Net Income attributable to AEO

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Net income attributable to AEO	$157,607	$12,734	$144,873	1138%
Net income as a percentage of net revenue	6.1%	0.5%	560 basis points
Diluted net income per common share attributable to AEO	$0.92	$0.07	$0.85	1214%

Net income per diluted share attributable to AEO increased to $0.92 per diluted share for the 26 weeks ended August 1, 2026, compared to $0.07 per diluted share for the 26 weeks ended August 2, 2025. The increase in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of August 1, 2026, our international licensing partners operated in 376 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of August 1, 2026, we had 94 and 99 Company-owned stores in Canada and Mexico, respectively.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which currently expires in June 2031. As of August 1, 2026, the Company had $55.0 million in borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information regarding our long-term debt.

As of August 1, 2026, we had approximately $148.0 million in cash and cash equivalents. We expect to be able to fund our cash requirements in both the short-term and the long-term through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

August 1, 2026
Working Capital (in thousands)	497,295
Current Ratio	1.59

The following table sets forth net cash flows in operating, investing, and financing activities for the 26 weeks ended August 1, 2026 and August 2, 2025:

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)
Total cash (used for) provided by:
Operating activities	$116,325	$(26,859)	$143,184
Investing activities	(128,294)	(74,113)	(54,181)
Financing activities	(79,340)	(82,701)	3,361
Effect of foreign currency exchange rate changes on cash and cash equivalents	340	1,491	(1,151)
(Decrease) in cash and cash equivalents	$(90,969)	$(182,182)	$91,213

Cash Flows Provided by (Used For) Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Additionally, this year’s cash from operations includes $195.7 million of tariff refunds, including interest, received during the period.

Cash Flows (Used For) Investing Activities

Investing activities for the 26 weeks ended August 1, 2026 primarily consisted of capital expenditures of $127.6 million.

Investing activities for the 26 weeks ended August 2, 2025 primarily consisted of capital expenditures of $132.6 million, partially offset by the sale of available-for-sale investments of $50.0 million.

Cash Flows (Used For) Financing Activities

Cash used for financing activities for the 26 weeks ended August 1, 2026 consisted primarily of $53.5 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly-announced share repurchase program, and $41.9 million for cash dividends paid at a quarterly rate of $0.125 per share, partially offset by $55 million of net proceeds from borrowing on our Credit Facility

Cash used for financing activities for the 26 weeks ended August 2, 2025 consisted primarily of $201.8 million, including excise taxes, used to repurchase the Company's common stock under the ASR Agreement (as defined below), $42.8 million for cash dividends paid at a quarterly rate of $0.125 per share, and $31.3 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced program, partially offset by net Credit Facility borrowings of $203.0 million.

Revolving Credit Facility

In June 2022, we entered into an amended and restated Credit Agreement, which provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations.

On June 4, 2026, the Credit Agreement was amended to extend the maturity date of the Credit Facility to June 4, 2031 and simplify the interest rate calculation by removing the SOFR Adjustment and Term CORRA Adjustment (as such terms are defined in the Credit Agreement) and increasing the applicable margin.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of August 1, 2026, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $55 million and $10 million outstanding in stand-by letters of credit. As of August 2, 2025, the Company was in compliance with the terms of the Credit Agreement and had borrowings of $203.0 million and $12.0 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 26 weeks ended August 1, 2026, capital expenditures totaled $127.6 million. See below for a breakdown of expenditures:

	26 Weeks Ended		Increase/(Decrease)
	August 1, 2026	August 2, 2025
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$87,356	$66,649	$20,707	31%
Information technology initiatives	28,665	22,765	5,900	26
Supply chain infrastructure	3,353	20,947	(17,594)	(84)
Other home office projects	8,263	22,204	(13,941)	(63)
Capital Expenditures	$127,637	$132,565	$(4,928)	(4)%

For Fiscal 2026, we expect total capital expenditures to be between $250 million and $260 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current available liquidity and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in the 26 weeks ended August 1, 2026 and August 2, 2025:

	26 Weeks Ended
	August 1, 2026		August 2, 2025
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	3	23	3	24
Aerie (2)	5	2	9	1
Todd Snyder	-	-	4	-
Unsubscribed	-	-	2	-
Total stores	8	25	18	25

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location.

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location.

Share Repurchases

On March 11, 2025, the Company’s Board of Directors (the "Board") authorized 50 million additional shares for repurchase as part of its existing share repurchase program, which was previously announced in February 2024. During the 26 weeks ended August 1, 2026, there were 3.0 million shares repurchased under this authorization. As of August 1, 2026, the Company had a total of 46 million shares remaining authorized for repurchase through February 3, 2029.

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

During the 26 weeks ended August 1, 2026 and August 2, 2025, we repurchased approximately 1.0 million and 0.7 million shares, respectively, from certain employees at market prices totaling $20.3 million and $7.9 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares were recorded as treasury stock.

Dividends

During the 13 weeks ended August 1, 2026, the Board declared a quarterly cash dividend of $0.125 per share on June 9, 2026, which was paid on July 24, 2026 to stockholders of record as of July 10, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. Our market risk profile as of January 31, 2026 is disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2025 Form 10-K, and there have been no material changes to our market risk profile from those disclosed in the Fiscal 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company, including our principal executive officer and our principal financial officer (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report, the Company performed an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, August 1, 2026, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 1, 2026:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 3, 2026 through May 30, 2026)	793	$15.29	—	46,084,301
Month #2 (May 31, 2026 through July 4, 2026)	11,009	16.34	—	46,084,301
Month #3 (July 5, 2026 through August 1, 2026)	4,157	17.27	—	46,084,301
Total	15,959	$16.53	—	46,084,301

(1)
During the 13 weeks ended August 1, 2026, no shares were repurchased as part of our publicly announced share repurchase program, and an aggregate of 15,959 shares were repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On February 1, 2024, we announced the Board’s authorization of a share repurchase program for the repurchase of 30 million shares of common stock, which expires February 3, 2029. On March 11, 2025, the Board authorized the public repurchase of an additional 50 million shares under the existing share repurchase program.

ITEM 5: OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended August 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit 3.1

Amended and Restated Certificate of Incorporation of American Eagle Outfitters, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on September 6, 2007 (SEC File No. 001-33338))

Exhibit 3.2	Amended and Restated Bylaws of American Eagle Outfitters, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 13, 2023 (SEC File No. 001-33338))
Exhibit 10,1+

Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 4, 2026, between American Eagle Outfitters, Inc., American Eagle Outfitters Canada Corporation, the other borrowers thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2026)

^ Exhibit 10.2	American Eagle Outfitters, Inc. Amended and Restated 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed on June 29, 2026).
*^ Exhibit 10.3	Transition Agreement between American Eagle Outfitters, Inc. and Michael Mathias, dated June 29, 2026.
*^ Exhibit 10.4	Letter Agreement between American Eagle Outfitters, Inc. and Ravi Thanawala, dated June 12, 2026.
*^ Exhibit 10.5	Change in Control Agreement between American Eagle Outfitters, Inc. and Ravi Thanawala, dated June 12, 2026
* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2	Certification by Ravi Thanawala pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted as inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of August 1, 2026, January 31, 2026, and August 2, 2025 (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended August 1, 2026 and August 2, 2025.

* Exhibit 101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, has been formatted in inline XBRL and contained in Exhibit 101.

^ Management contract or compensatory plan or arrangement.

* Filed with this report.

** Furnished with this report.

+ Certain exhibits and schedules to the Amendment No. 2 to Second Amended and Restated Credit Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy of the omitted exhibits and schedules to the Amendment No. 2 to Second Amended and Restated Credit Agreement to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 2026

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ravi Thanawala
Ravi Thanawala
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)